Form 10QSB
period 2006-06-30
HIGH END VENTURES, INC.
filed 2006-08-18
CIK 1357694

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30  2006

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 52017

HIGH END VENTURES, INC.

 Exact name of small business issuer as specified in its charter

Colorado                                                                                              20-3437301

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

400-7015 MacLeod Trail, South, Calgary, AB T2H 2K6

                    (Address of principal executive office)

(403)640-1464

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 8,150,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

HIGH END VENTURES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

BALANCE SHEETS

AS AT JUNE 30, 2006

ASSETS	(Unaudited)
	June 30,	September 30,
	2006	2005

Current Assets:
Cash	$ 23,992	$ 6,000

Total Assets	$ 23,992	$ 6,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
3,170,000 and 2,250,000 shares issued and outstanding at June 30, 2006
and December 31, 2005 respectively	3,170	2,250
Stock subscription receivable	-	(24,000)
Additional paid in capital	60,330	33,250
Deficit accumulated during the exploration stage	(39,508)	(5,500)

Total Stockholders' Equity (Deficit)	23,992	6,000

Total Liabilities and Stockholders' Equity (Deficit)	$ 23,992	$ 6,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE NINE MONTH INTERIM PERIOD ENDED JUNE 30, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH JUNE 30, 2006

						(Unaudited)
						From January 19, 1999
	(unaudited)		(Unaudited)		For the year ended	(Date of inception
	For the three months ended		For the nine months ended	For the nine months ended	September 30,	of exploration stage)
	June 30, 2006		June 30, 2006	June 30, 2005	2005	30-June-06

Revenue:	$ -	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-	-

Operating Expenses:
Exploration costs			17,000	-	-	17,000
General & administrative	2		17,006	-	5,500	22,506
Total Operating Expenses			34,006	-	5,500	39, 508

NET LOSS	39,510		$ 34,006	$ -	$ (5,500)	$ 39,508

Weighted Average Shares
Common Stock Outstanding	3,170,000		3,170,000	500,000	645,833

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00	(0.00)	(0.00)	(0.00)	(0.00)

THE ATTACHED NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF SHAREHOLDER EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 19, 1999 (INCEPTION)

THROUGH JUNE 30, 2006

	Preferred Stock 10,000,000 shares authorized	Common Stock
		100,000,000 shares authorized			Additional	Stock	Deficit accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	during the exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Total

	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock in exchange for services February, 1999	-	-	500,000	500	-	-	-	-
	-	-	-	-	-	-	-	-
Issuance of common stock for cash and subscriptions
receivable at $.02 per share	-	-	1,750,000	1,750	33,250	(24,000)	-	11,000
Net loss	-	-	-	-	-	-	(5,500)	(5,500)
	-	$ -	2,250,000	$ 2,250	$ 33,250	$ (24,000)	$ (5,500)	$ 6,000
Payment of stock subscriptions	-	-	-	-	-	24,000	-	24,000
Issuance of common stock for mineral claims
at $.02 per share	-	-	600,000	600	11,400	-		12,000
Net (loss) for period	-	-	-	-	-	-	(34,006)	(34,006)

Issuance of common stock April 10, 2006	-	-	320,000	320	15,680	-	(39,508)	(39,506)
Balance June 30, 2006	-	$ -	3,070,000	$ 3,070	$ 60,330	$ -	$ (39,508)	$ 20,824

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH INTERIM PERIOD ENDED JUNE 30, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH JUNE 30, 2006

						From January 19, 1999
	For the three months	For the three months	For the nine months	For the nine months	For the year ended	(Inception)
	ended June 30	ended June 30	ended June 30,	ended June 30,	September 30,	to June 30,
	2006	2005	2006	2005	2005	2006
Cash Flows Used in Operating Activities:
Net Loss	$ 2	$ -	$ (34,006)	$ -	$ (5,500)	$ (27,508)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	500	500
Write off mineral claims			17,000	-	-	5,000

Net Cash Used in Operating Activities	2	-	(17,008)	-	(5,000)	(22,006)

Cash Flows from Investing Activities:
Purchase mineral claims			(5,000)	-	-	(5,000)
Net Cash Used in Investing Activities			(5,000)	-	-	(5,000)

Cash Flows from Financing Activities:
Payment of stock subscription receivable			24,000	-	24,000	24,000
Issuance of common stock for cash	16,000	-	-	-	11,000	11,000
Net Cash Provided by Financing Activities	16,000	-	24,000	-	35,000	50,000

Net Increase (Decrease) in Cash	16,000		17,994	-	6,000	23,994

Cash at Beginning of Period	7,792	-	6,000	-	-	-

Cash at End of Period	23,990	-	$ 7,994	$ -	$ 6,000	$ 7,994

Non-Cash Investing & Financing Activities
Issuance of stock for stock subscriptions receivable			$ -	$ -	$ 24,000	$ 24,000
Issuance of stock for mineral claims			$ 12,000			$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2006

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the Company) for the nine months ended June 30, 2006 and June 30, 2005 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the nine months ended June 30, 2006 and 2005.

The results of operations for the nine months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

High End Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has not yet determined the nature of its business activities.  The Company has elected September 30 as the end of its fiscal year.

NOTE 3 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 4 – MINERAL CLAIM

The Company entered into an agreement on October 31, 2005 to acquire a 100% interest in a mineral claim located in the Victoria Mining District in British Columbia, Canada.  The claim was acquired for $5,000 in cash and 600,000 shares of common stock valued at $12,000.  The purchase price of the claim approximated the historical cost basis of the previous owner of the claim.  Management has made a determination that the cost of the mineral claim will not be recovered and therefore the purchase price of $17,000 has been charged to current operations as exploration costs.

NOTE 5 – COMMON STOCK

In February of 1999, the Company issued 500,000 shares in exchange for services valued at $500.

In September 2005, the Company issued 1,750,000 shares of cash and stock subscriptions receivable to individuals at a value of $.02 per share.

In October of 2005, the Company issued 600,000 shares for the purchase of mineral claims at a value of $.02 per share.

On April 10, 2006, the Company issued 320,000 shares of common stock valued at $.05 per share for cash in the amount of $16,000.

Item 3. (1)

Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are designed to ensure that material information relating to the Company is made known to them, particularly during the period in which this Form 10-QSB was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

 PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 6.

Exhibits and Reports on Form 8K

Exhibit  99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.4

Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HIGH END VENTURES, INC.

Dated January 31, 2006

/S/ Thomas Forzani

      Thomas Forzani, President and Director

/S/ Donald Thompson

     Donald Thompson Secretary/Treasurer, Director and

     Chief Accounting Officer