Form 10KSB
HIGH END VENTURES, INC.
filed 2006-10-11
CIK 1357694

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2006

                                                                  Commission File No. 0-52017

HIGH END VENTURES, INC.

       COLORADO                                                                                              98-0219157

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

ID Number)

400 – 7015 MacLeod Trail South, Calgary, AB, Canada                      T2H 2K6

(Address of principal executive office)                                                      (Zip code)

Issuer’s telephone number:      (403) 461-7283

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of September 30, 2006:   $7,575,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  15,850,000 shares common stock.  This Form 10-KSB consists of 38 pages.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

HIGH END VENTURES, INC.

PART I

ITEM

PAGE

Item   1

Description of Business …………………………………………..…….….1

Item   2

Description of Property…………………………..................................….. 4

Item   3

Legal Proceedings...................................................…………...............….. 4

Item   4

Submission of Matters to a Vote of Security Shareholders…………….….4

PART II

Item   5

Market for the Registrant’s Common Equity and

related Stockholder  Matter..........................……………....................…….4

Item   6

Management’s Discussion and Analysis of

Financial Condition and Results of Operations.………… ..................….…4

Item   7

Financial Statements..................…………...........................................….…5

Item   8

Changes in and Disagreements on Accounting

and Financial Disclosure.…………….....................................................….12

PART III

Item   9

Directors, Executive Officers, Promoters and Control

persons, Compliance with Section 16(a) of the Exchange Act.…...........… 12

Item 10

Executive Compensation.... .............…………......................................….. 14

Item 11

Security Ownership of Certain Beneficial Owners

and Management............................………….........................................…. 14

Item 12

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

We are in the business of mineral property exploration. To date, we have only conducted initial exploration on our sole exploration property, the Don Mineral Claim, located approximately four miles north of the small town of Youbo, British Columbia and forty miles northwest of the city of Victoria in the Victoria Mining District, British Columbia Canada. We acquired a 100% interest in the Don Mineral Claim from Joseph H. Montgomery, PhD, P.ENG of Vancouver, British Columbia, Canada on October 27, 2005 for the sum of $5,000 and 600,000 restricted shares of the Registrant’s common stock.

Narrative Description of Business

Item

2

Description of Property

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral claims interest, the Don Claim.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Don Claim is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to a mineral claim #522106 (the Don Claim)comprised of 25 Units (1,167acres) located four miles north of Youbo, British Columbia. In order to acquire the claims, we paid US$5,000 and 600,000 restricted shares of our common stock to Joseph Montgomery, the vendor of the claim, in an arm’s length transaction.

Item

3

Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

High End Ventures, Inc. has its common stock listed for quotation on the OTC Bulletin Board under the symbol HEVE

Item

6

Management Discussion and Analysis or Plan of Operation

Our plan of operation is to determine whether this Don Claim contains reserves of gold, molybdenum and/or copper that are economically recoverable.  The recoverability of amounts from the claim will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the claims agreement and to complete the development of the claims and upon future profitable production or proceeds for the sale thereof.

Even if we complete our proposed exploration programs on the Don Claim and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Don Mineral Claim Purchase Agreement

On October 30, 2005, we entered into an agreement with Mr. Joseph Montgomery of Vancouver, British Columbia, whereby he agreed to convey to us a total of twenty-five units comprising Claim #522106 (1,167 acres) located approximately four miles north of Youbo, British Columbia and 44.4 miles northwest of Victoria, the capital of British Columbia.

Title to the Don Claim

The Don Claim consists of one mineral claim.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Don Claim are registered 100% in the name of Thomas Forzani, our President and CEO who holds the claim in trust for our benefit. These claims will only be valid as long as we spend a minimum of $ 8,000 in exploration work on or before November 7, 2006 and every year thereafter.  Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

If Thomas Forzani as trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

The registration of the claims in the name of a trustee does not impact a third party’s ability to commence an action against us respecting the Don Claim or to seize the claim after obtaining judgment.

Description, Location and Access

The DON mineral claim is located on the south side of the headwaters of Chemainus River in the Victoria Mining Division on Vancouver Island, British Columbia. See Figures 1, 2 and 3.

Figure 1 shows the general location in North America, Figure 2 shows the regional location of the property which lies about four miles north of the small community of Youbou, B.C. on the north side of Cowichan Lake. The city of Vancouver, B.C. lies about 83 km. (51.5 miles) to the northeast and about 65 km.(40.4 miles) northwest of Victoria, B.C., the capital of the province of British Columbia.

The claim area may be reached by means of a logging road which follows Chemainus River valley for a distance of about 50 km. (31 miles) from Highway at Duncan, B.C. The road is privately owned by McMillan Bloedell Limited and an access permit is required. An alternate route over the pass from Youbou, B.C. is also possible.

NTS Map Reference: 092C/16E      Latitude: 48o55’: Longitude: 124

The claim is located in the southern part of the Vancouver Island Mountains at elevations ranging from 2000 to 3700 feet (610 meters to 1128 meters) above sea level. Topography is moderately rugged with a local topographic relief of 1700 feet ( 518 meters).

The area was mainly heavily timbered with little underbrush but has been actively logged. The logged areas are a tangle of deadfalls, underbrush and second growth conifers. Two northerly-flowing creeks which are tributary to Chemainus River provide adequate year round water for drilling or camp purposes.

Previous Work

A geochemical soil survey was conducted over part of the property in 1969. The overburden over the claim-area consists of glacial till of shallow to moderate depth (2 to 20 feet). In most places, a partly developed B soil horizon was sampled for geochemical analyses. A copper anomaly ranging from 800 to 1400 ppm Cu was defined. This is coincident with a molybdenum anomaly ranging from 60 to 120 ppm Mo.

A magnetometer survey was also conducted over part of the property. Four magnetic anomalies, which are partly coincident with the geochemical anomalies, were defined by the survey. A regional stream sediment geochemical survey was also conducted by the B.C. Geological Survey. At the confluence of a small northerly-flowing tributary of Chemainus River, anomalous values were obtained in copper, gold and molybdenum

Mineralization

Mineralization on the property includes pyrite, magnetite, chalcopyrite and molybdenite along intrusive contacts. The British Columbia Geological Survey has prepared a metallic mineral potential relative rank as shown in Figure 10. This ranking is based on the geology of the area, known mineral deposits, the regional geochemical programs and other factors. Almost the entire map-area is ranked at the highest level (red color). The blue areas, those of the lowest level of potential are areas of stream and lake sediments.

Recommendations

A program consisting of an MMI geochemical survey and geological mapping is recommended for the property.

On September 21, 2006 the registrant entered into a non-binding Letter of Intent to acquire all of the issued and outstanding shares of Electrolinks Corporation (“Electrolinks”), a network solutions industry leader focused on the development and deployment of Broadband over Power Lines, or BPL.

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to through the year ended September 30, 2006. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $49,524 for the fiscal year ending September 30, 2006.

Item

7

Financial Statements

Audited financial statements for the year ended September 30, 2006 and 2005 follow.

HIGH END VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

Board of Directors

High End Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of High End Ventures, Inc. as of September 30, 2006 and the related statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from January 19, 1999 (date of inception) to September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High End Ventures, Inc. as of September 30, 2006 and the results of its operations and cash flows for the years then ended and for the period from January 19, 1999 (date of inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company incurred a net loss of approximately $ 49,524 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

October 6, 2006

HIGH END VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2006 and 2005

ASSETS
September 30,
2006

Current Assets:
Cash	$ 13,976

Total Assets	$ 13,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-
Total Current Liabilities	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
15,850,000 shares issued and outstanding	15,850
Additional paid in capital	47,650
Deficit accumulated during the exploration stage	(49,524)

Total Stockholders' Equity (Deficit)	13,976

Total Liabilities and Stockholders' Equity (Deficit)	$ 13,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended September 30, 2006 and 2005and for

the period January 19, 1999 (Date of Incorporation) to September 30, 2006

		For the years ended		From January 19, 1999
		September 30,		(Date of inception)
	2006		2005	to September 30, 2006

Revenue:	$ -		$ -	$ -
Total Revenue	-		-	-

Operating Expenses:
Exploration costs	17,000			17,000
General & administrative	27,024		5,500	32,524
Total Operating Expenses	44,024		5,500	49,524

NET LOSS	$ (44,024)		$ (5,500)	$ (49,524)

Weighted Average Shares
Common Stock Outstanding	15,050,000		3,020,833

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)		(0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2006 and 2005 and for

the period January 1999 (Date of Incorporation) to September 30, 2006

			From January 19, 1999
	September	September	(Date of inception)
	30	30	to September 30,
	2006	2005	2006
Cash Flows Used in Operating Activities:
Net Loss	$ (44,024)	$ (5,500)	$ (49,524)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	500	500
Issuance of stock for mineral claims - exploration costs	12,000	-	12,000

Net Cash Used in Operating Activities	(32,024)	-	(37,024)
Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription	24,000	-	24,000
Issuance of common stock for cash	16,000	11,000	27,000
Net Cash Provided by Financing Activities	40,000	11,000	51,000

Net Increase (Decrease) in Cash	7,976	6,000	13,976

Cash at Beginning of Year	6,000	-	-
Cash at End of Year	$ 13,976	$ 6,000	$ 13,976

Non-Cash Investing & Financing Activities
Issuance of stock for stock subscriptions receivable	$ -	$ 24,000	$ 24,000
Issuance of stock for mineral claims - exploration costs	$ 12,000	$ -	$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 1999 (Date of Incorporation) to September 30, 2006

HIGH END VENTURES, INC

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2006and 2005

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

High End Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has not yet determined the nature of its business activities.  The Company has elected September 30 as the end of its fiscal year.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES:

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

NOTE 3 – COMMON STOCK

In February of 1999, the Company issued 2,500,000 shares to an individual for services rendered to the Company valued at $.0002 per share.

In September of 2005, the Company issued 8,750,000 shares of common stock and stock subscriptions to individuals at a value of $.004 per share.

In October of 2005, the Company issued 3,000,000 shares of common stock to acquire mineral claims at a value of $.004 per share.

In April of 2006, the Company issued 1,600,000 shares of common stock for cash valued at $.01 per share.

On September 2, 2006, management authorized a 5 for 1 forward split of the outstanding shares of common stock.  This split has been applied retroactively in the financial statements as if the split had occurred at inception of the Company.

NOTE 4 – MINERAL CLAIM

The Company entered into an agreement on October 31, 2005 to acquire a 100% interest in a mineral claim located in the Victoria Mining District in British Columbia, Canada.  The claim was acquired for $5,000 in cash and 3,000,000 shares of common stock valued at $12,000.  The purchase price of the claim approximated the historical cost basis of the previous owner of the claim.  Management has made a determination that the cost of the mineral claim will not be recovered and therefore the purchase price of $17,000 has been charged to current operations as exploration costs.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $49,524 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NA

Item 8a.

 Controls and Procedures

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal accounting officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal

PART III

ITEM

9

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name

Age

Position                               Period of Service

Thomas Forzani

56

President, Director and CEO since December, 1999

Donald Thompson

53

Secretary/Treasurer and Director since September, 2005

Executive Officers:

Name of Officer                  Age          Office

Thomas Forzani                   56         President, CEO,

Donald Thompson               53      Secretary/Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Thomas Forzani

Mr. Forzani was born and raised in Calgary, Alberta Canada.  Upon graduation from high school he became the second of three Forzani brothers to play college football at Utah State University where he was recently named the all-time outstanding player at his position.  Upon graduating from Utah State he played professional football for the next eleven years for the Calgary Stampeders of the Canadian Football League.  At the same time, Mr. Forzani was a Special Education teacher in the Calgary school system.

1975 – Became a licensed Realtor and formed Kelvion Properties Ltd, a real estate investment company that has bought and sold over 2,000 properties from 1975 to the present.

Mr. Forzani is also a significant share holder (with his three brothers) in The Forzani Group, a sports retail holding company operating 460 sporting goods and outdoor recreation outlets in Canada, under the names, SportChek, Nevada Bob’s, Sports Experts, R&R, Coast Mountain Sports and InterSports.

Mr. Forzani is active in many charity and public service organizations in the province of Alberta including a family charitable foundation.

Donald Thompson

Donald Thompson is a senior manager with Air Canada.  Over the past 26 years he has steadily moved up the ranks, managing many departments in Canada’s largest airline.

Term of Office

Our directors have been appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

Our officer and director is involved in non-company business ventures that involve mineral properties and exploration.  As our present business plan is focused entirely on the Don Claim, there is no expectation of any conflict between Mr. Berry’s business interests and our interests. However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties.

Item

10

Executive Compensation

During the year ended September 30, 2006, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group as at July 12, 2004.  Except as otherwise indicated, all shares are owned directly.

Amount of

Title of                     Name and address

beneficial                           Percent

Class                      of beneficial owner

ownership                          of class

Common Stock

Thomas Forzani

2,500,000

15.78%

             400-7015 MacLeod Trail, South.

Calgary, AB T2H 2K6 Canada

Common Stock

  Joseph H. Montgomery

              3,000,000

18.93%

  8606 Fremlin Street

  Vancouver, BC V6P 3X3

All Officers and Directors as a Group

    2,750,000

17.35%

The percent of class is based on 15,850,000 shares of common stock issued and outstanding as of September 30, 2006.

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

A report on Form 8K  was filed on September 5, 2006 wherein the Board of Directors authorized a forward split of the registrant’s issued and outstanding common stock on a five to one (5 – 1) basis.  A copy of this filing is included herein as Exhibit 99.5

Item

14

Principal Accountant Fees and Services

Auditing fees paid for the fiscal year ended September 30, 2006 were $4,390.For the fiscal year ended September 30, 2005 the fees paid to our previous Principal Accountants amounted to 3,820.

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of CEO pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certifications pursuant to section 906 of the Sarbanes-Oxley Act EXHIBIT 99.1 Minutes of the Board
EXHIBIT 99.5 Report on form 8k

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH END VENTURES, INC.

By: s/s   Thomas Forzani

/s/   Nadir Walji

Thomas Forzani, Director, President                                    Nadir Walji, Secretary/Treasurer

                                                                                     and Principal Accounting Officer

October 10, 2006