Form 10QSB
period 2006-12-31
HIGH END VENTURES, INC.
filed 2007-02-14
CIK 1357694

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2006

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 52017

HIGH END VENTURES, INC.

 Exact name of small business issuer as specified in its charter

Colorado                                                                                              20-3437301

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

1066 West Hastings Street, Suite 2610, Vancouver, BC v6e 3x2

                    (Address of principal executive office)

(604) 602-1717

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

Item 1.

HIGH END VENTURES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (Unaudited)

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

BALANCE SHEETS

AS AT DECEMBER 31, 2006

ASSETS	(Unaudited)
	December 31,	September 30,
	2006	2006

Current Assets:
Cash	$ -	$ 13,976

Total Assets	$ -	$ 13,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
15,850,000 shares issued and outstanding at both December 31, 2006
and September 30, 2006	15,850	15,850
Additional paid in capital	47,650	47,650
Deficit accumulated during the exploration stage	(63,500)	(49,524)

Total Stockholders' Equity (Deficit)	-	13,976

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 13,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH DECEMBER 31, 2006

				(Unaudited)
				From January 19, 1999
	(Unaudited)		For the year ended	(Date of inception
	For the three months ended	For the three months ended	September 30,	of exploration stage)
	December 31, 2006	December 31, 2005	2006	December 31, 2006

Revenue:	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-

Operating Expenses:
Exploration costs	-	17,000	17,000	17,000
General & administrative	13,976	12,006	27,024	46,500
Total Operating Expenses	13,976	29,006	44,024	63,500

NET (LOSS)	$ (13,976)	$ (29,006)	$ (44,024)	$ (63,500)

Weighted Average Shares
Common Stock Outstanding	15,850,000	2,500,000	15,850,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)

THE ATTACHED NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF SHAREHOLDER EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 19, 1999 (INCEPTION)

THROUGH DECEMBER 31, 2006

	Preferred Stock 10,000,000 shares authorized	Common Stock
		100,000,000 shares authorized			Additional	Stock	Deficit accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	during the exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Total

	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services February, 1999	-	-	2,500,000	2,500	(2,000)	-	-	500
BALANCE – September 30, 2004	-	-	-	-	-	-	-	-
Issuance of common stock for cash and subscriptions receivable at $.004 per share	-	-	8,750,000	8,750	26,250	(24,000)	-	11,000
Net (loss) for period	-	-	-	-	-	-	(5,500)	(5,500)
BALANCE – September 30, 2005	-	$ -	11,250,000	$ 11,250	$ 24,250	$ (24,000)	$ (5,500)	$ 6,000
Payment of stock subscriptions	-	-	-	-	-	24,000	-	24,000
Issuance of common stock for mineral claims at $.004 per share	-	-	3,000,000	3,000	9,000	-		12,000
Issuance of common stock for cash at $.01per share	-	-	1,600,000	1,600	14,400	-		16,000
Net (loss) for period	-	-	-	-	-	-	(44,024)	(44,024)
BALANCE – September 30, 2006	-	$ -	15,850,000	$ 15,850	$ 47,650	$ -	$ (49,524)	$ 13,976
Net (loss) for period	-	-	-	-	-	-	(13,976)	(13,976)

BALANCE – December 31, 2006	-	$ -	15,850,000	$ 15,850	$ 47,650	$ -	$ (63,500)	$ -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH DECEMBER 31, 2006

				From January 19, 1999
	For the three months	For the three months	For the year ended	(Inception)
	ended December 31,	ended December 31,	September 30,	to December 31,
	2006	2005	2006	2006
Cash Flows Used in Operating Activities:
Net Loss	$ (13,976)	$ (29,006)	$ (44,024)	$ (63,500)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	-	-	500
Issuance of stock for mineral claims – exploration costs		12,000	12,000	12,000

Net Cash Used in Operating Activities	(13,976)	(17,006)	(32,024)	(51,000)

Cash Flows from Investing Activities:	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription receivable	-	24,000	24,000	24,000
Issuance of common stock for cash	-	-	16,000	27,000
Net Cash Provided by Financing Activities	-	24,000	40,000	51,000

Net Increase (Decrease) in Cash	(13,976)	6,994	7,976	-

Cash at Beginning of Period	13,976	6,000	6,000	-

Cash at End of Period	$ -	$ 12,994	$ 13,976	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for stock subscriptions receivable	$ -	$ -	$ -	$ 24,000
Issuance of stock for mineral claims	$ -	$ -	$ 12,000	$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006

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

Item 2.

Managements discussion and Plan of Operations

The Corporation is a Colorado corporation incorporated on January 19, 1999, with executive offices located in Vancouver, British Columbia. We are primarily engaged in exploration activities designed to identify economically viable deposits of precious metals. The Corporation executed of a letter of intent on September 21, 2006 to acquire Electrolinks Corporation.

On October 23, 2006, the Corporation’s board of directors approved resolutions to file an amendment to our articles of incorporation and to approve the execution of the Securities Exchange Agreement and Plan of Exchange. The measures recited by the board of directors included a call for shareholders action to approve these resolutions.

On December 19, 2006, the holders of a majority of the outstanding shares of the Corporation’s common stock entitled to vote executed a written consent in accordance with the provisions set forth in Title 7, Article 107, Section 104 of the Colorado Revised Statutes and Article III, Section I of the Corporation’s bylaws that approved the amendment to our articles of incorporation and approved the execution of the Securities Exchange Agreement and Plan of Exchange.

On completing the acquisition of Electrolinks the Corporation intends to abandon any further mineral exploration activities.

Electrolinks Corporation

Electrolinks is an Ontario corporation incorporated on March 24, 2004, pursuant to the Canada Business Corporations Act, with executive offices located in Toronto, Canada. Electrolinks is focused on “Smart Grid” applications for power utilities and buildings in addition to delivering Broadband over Power Line (BPL) services over any form of existing electrical infrastructure.

Electrolinks’ audit expressed substantial doubt as to Electrolinks’ ability to continue as a going concern due to (i) losses of approximately $1,442,000 and $513,000 for the periods ended December 31, 2005 and 2004, respectively, (ii) negative cash flows from operations for each of the periods ended December 31, 2005 and 2004, and (iii) a working capital deficiency of approximately $640,000 at December 31, 2005. Electrolinks’ future revenues are dependent on increasing sales and providing support services for the BPL products it sells to its customers.

THE ACQUISITION

The Corporation’s board of directors executed a resolution requiring that stockholders approve the execution of the Agreement between the Corporation and Electrolinks whereby the Corporation will acquire 100% of the outstanding ownership or right to ownership of Electrolinks. The stockholders approved the Agreement on December 19, 2006 and authorized the Corporation’s officers to close the transaction subject to the terms and conditions provided therein. The consummation of the Agreement will cause the Corporation to acquire Electrolinks as a wholly owned subsidiary and to abandon any further precious metals exploration. The Corporation’s focus will then sift to “Smart Grid” applications for power utilities and delivering BPL services over any form of existing electrical infrastructure.

TERMS OF THE TRANSACTION

The Agreement

Upon the terms and subject to the conditions of the Agreement, the Corporation will exchange an aggregate of 20,500,000 shares of the Corporation’s common stock for an aggregate of 41,000,000 shares of Electrolinks on a pro rata basis, entitling each stockholder of Electrolinks to one half (½) share of the Corporation’s common stock for each one (1) whole share of Electrolinks.

Closing of the Transaction (page 17)

The closing of the Agreement will take place on or before March 5, 2007, at the offices of Electrolinks Corporation.

A complete copy of the Agreement and  attendant exhibits filed on Form 14C of the Securities and Exchange Act is attached to this filing as Exhibit 99.3

Item 3. (1)

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

Exhibit 32.2

Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit 99.1

Report on Form 8K

Exhibit 99.2

Report on Form 8K

Exhibit 99.3

Report on Form  14C

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HIGH END VENTURES, INC.

Dated February 14, 2007

/S/ Thomas Forzani

      Thomas Forzani, President and Director

/S/ Nadir Walji

     Nadir Walji, Secretary/Treasurer, Director and

     Principal Accounting Officer

Exhibit 99.1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported) September 2, 2006

--------------

HIGH END VENTURES, INC.

(Name of Small Business issuer in its charter)

                   COLORAD0                                 133-133916               20-343739 1

     (State or other jurisdiction of            (Commission File No.)    (IRS Employer

      incorporation or organization)                                                 Identification No.)

400-7015 MacLeod Trail, South
Calgary, Alberta
Canada T2H 2K6

 (Address of principal executive offices)

(403) 461-7283

(Registrant’s telephone number)

-------------------------

 Item 8 01. Other Events

On  September 2, 2006 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a five to one (5 - 1) basis bringing the total common shares issued and outstanding to 15,850,000.

In another resolution passed at the same meeting, Mr. Nadir Walji was appointed to the Board of Directors to serve until the next annual meeting of the Registrant and was elected by the Board to serve as Secretary Treasurer and Chief Accounting Officer.

A copy of the minutes of the meeting is including in this document as Exhibit 99.1

ITEM 9.01. FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

99.1

Board Minutes – September 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

September 2, 2006

Elderwatch, Inc.

/s/ Thomas Forzani

    Thomas Forzani, President

/s/ Nadir Walji

     Nadir Walji, Secretary/Treasurer