Form 10QSB
period 2007-03-31
HIGH END VENTURES, INC.
filed 2007-05-01
CIK 1357694

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2007

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

Common equity as of the last practicable date: 15,850,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

 Item 1.

HIGH END VENTURES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

HIGH END VENTURES, INC.

(A DEVELOPMENTSTAGE ENTERPRISE)

BALANCE SHEETS

AS AT MARCH 31, 2007

	(Unaudited)
	March 31,	September 30,
	2007	2006
ASSETS
Current Assets:
Cash	$ 3,967	$ 13,976

Total Assets	$ 3,967	$ 13,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Loan payable	$ 10,087	-
Total Current Liabilities	10,087	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
15,850,000 shares issued and outstanding at both March 31, 2007
and September 30, 2006	15,850	15,850
Additional paid in capital	47,650	47,650
Deficit accumulated during the exploration stage	(69,620)	(49,524)

Total Stockholders' Equity (Deficit)	(6,120)	13,976

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,967	$ 13,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2007

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH MARCH 31, 2007

						(Unaudited)
						From January 19, 1999
	(Unaudited)		(Unaudited)		For the year ended	(Date of inception
	For the three months ended	For the three months ended	For the six months ended	For the six months ended	September 30,	of exploration stage)
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	2006	March 31, 2007

Revenue:			$ -	$ -	$ -	$ -
Total Revenue			-	-	-	-

Operating Expenses:
Exploration costs	-		-	17,000	17,000	17,000
General & administrative	6,120	5,002	20,096	17,008	27,024	52,620
Total Operating Expenses	6,120	5,002	20,096	34,008	44,024	69,620

NET (LOSS)	$ (6,120)	$ (5,002)	$ (20,096)	$ (34,008)	$ (44,024)	$ (69,620)

Weighted Average Shares
Common Stock Outstanding	15,850,000	14,250,000	15,850,000	14,250,000	15,850,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

THE ATTACHED NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF SHAREHOLDER EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 19, 1999 (INCEPTION)

THROUGH MARCH 31, 2007

	Preferred Stock 10,000,000 shares authorized	Common Stock
		100,000,000 shares authorized			Additional	Stock	Deficit accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	during the exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Total

	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services February, 1999	-	-	2,500,000	2,500	(2,000)	-	-	500
BALANCE – September 30, 2004	-	-	2,500,000	2,500	(2,000)	-	-	500
Issuance of common stock for cash and subscriptions receivable at $.004 per share	-	-	8,750,000	8,750	26,250	(24,000)	-	11,000
Net (loss) for period	-	-	-	-	-	-	(5,500)	(5,500)
BALANCE – September 30, 2005	-	$ -	11,250,000	$ 11,250	$ 24,250	$ (24,000)	$ (5,500)	$ 6,000
Payment of stock subscriptions	-	-	-	-	-	24,000	-	24,000
Issuance of common stock for mineral claims at $.004 per share	-	-	3,000,000	3,000	9,000	-		12,000
Issuance of common stock for cash at $.01per share	-	-	1,600,000	1,600	14,400	-		16,000
Net (loss) for period	-	-	-	-	-	-	(44,024)	(44,024)
BALANCE – September 30, 2006	-	$ -	15,850,000	$ 15,850	$ 47,650	$ -	$ (49,524)	$ 13,976
Net (loss) for period	-	-	-	-	-	-	(20,096)	(20,096)

BALANCE – March 31, 2007	-	$ -	15,850,000	$ 15,850	$ 47,650	$ -	$ (69,620)	$ (6,120)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2007

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH MARCH 31, 2007

						From January 19, 1999
	For the three months	For the three months	For the six months	For the six months	For the year ended	(Inception)
	ended March 31,	ended March 31,	ended March 31,	ended March 31,	September 30,	to March 31,
	2007	2006	2007	2006	2006	2007
Cash Flows Used in Operating Activities:
Net Loss	$ (6,120)	$ (5,002)	$ (20,096)	$ (34,008)	$ (44,024)	$ (69,620)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	-	500
Issuance of stock for mineral claims – exploration costs		-		12,000	12,000	12,000
Net Cash Used in Operating Activities	(6,120)	(5,002)	(20,096)	(22,008)	(32,024)	(57,120)

Cash Flows from Investing Activities:	-	-	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription receivable	-	-	-	24,000	24,000	24,000
Issuance of common stock for cash	-	-	-	-	16,000	27,000
Loan payable	10,087	-	10,087	-	-	10,087
Net Cash Provided by Financing Activities	10,087	-	10,087	24,000	40,000	61,087

Net Increase (Decrease) in Cash	3,967	(5,002)	(10,009)	1,992	7,976	3,967

Cash at Beginning of Period	-	12,994	13,976	6,000	6,000	-

Cash at End of Period	$ 3,967	$ 7,992	$ 3,967	$ 7,992	$ 13,976	$ 3,967

Non-Cash Investing & Financing Activities
Issuance of stock for stock subscriptions receivable	$ -	$ -	$ -	$ -	$ -	$ 24,000
Issuance of stock for mineral claims	$ -	$ -	$ -	$ 12,000	$ 12,000	$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT MARCH 31, 2007

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the Company) for the six months ended March 31, 2007 and 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the six months ended March 31, 2007 and 2006 The results of operations for the six months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

High End Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “a development stage company” and has not yet determined the nature of its business activities.  The Company has elected September 30 as the end of its fiscal year.

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

Item 2. Managements discussion and Plan of Operations

The Corporation is a Colorado corporation incorporated on January 19, 1999, with executive offices located in Vancouver, British Columbia. We were primarily engaged in exploration activities designed to identify economically viable deposits of precious metals. The Corporation executed of a letter of intent on September 21, 2006 to acquire Electrolinks Corporation.

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

Electrolinks’ audit expressed substantial doubt as to Electrolinks’ ability to continue as a going concern due to (i) losses of approximately1,202,000 and $1,442,000 for the periods ended December 31, 2006 and 2005, respectively, (ii) negative cash flows from operations for each of the periods ended December 31, 2006 and 2005, and (iii) a working capital deficiency of approximately $640,000 at December 31, 2006. Electrolinks’ future revenues are dependent on increasing sales and providing support services for the BPL products it sells to its customers.

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

Closing of the Transaction

The closing of the Agreement will take place on or before June 30, 2007, at the offices of Electrolinks Corporation. A complete copy of the Agreement and attendant exhibits filed on Form 14C of the Securities and Exchange Act is attached to this filing as Exhibit 99.1

Item 3. (1)

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

Exhibit 99.1 Report on Form 14C

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HIGH END VENTURES, INC.

Dated April 30, 2007

/S/ Thomas Forzani

Thomas Forzani, President and Director

/S/ Nadir Walji

Nadir Walji, Secretary/Treasurer, Director and Principal Accounting Officer