Form 10QSB/A
period 2006-12-31
HIGH END VENTURES, INC.
filed 2007-07-12
CIK 1357694

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

(604) 602.1717

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

Item 1.

HIGH END VENTURES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (Unaudited)

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT DECEMBER 31, 2006

(UNAUDITED)

ASSETS
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

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH DECEMBER 31, 2006

(UNAUDITED)

			From January 19, 1999
	For the three months ended	For the three months ended	(Date of Inception) through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue:	$ -	$ -	$ -
Total Revenue			-

Operating Expenses:
Exploration costs		17,000	17,000
General & administrative	13,976	12,006	46,500
Total Operating Expenses	-	5,002	63,500

NET (LOSS)	(13,976)	$ (29,006)	$ (63,500)

Weighted Average Shares
Common Stock Outstanding	15,850,000	2,,250,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

THE ATTACHED NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2006

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH DECEMBER 31, 2006

(UNAUDITED)

			From January 19, 1999
	For the three months	For the three months	(Inception)
	ended December 31,	ended December 31,	to December 31,
	2006	2005	2006
Cash Flows Used in Operating Activities:
Net Loss	$ (13,976)	$ (5,002)	$ (63,500)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	-	500
Issuance of stock for mineral claims - exploration costs		12,000	12,000

Net Cash Used in Operating Activities	13,976)	(17,006)	(51,000)
Cash Flows from Investing Activities:	-	-	-
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription receivable	-	24,000	24,000
Issuance of common stock for cash	-	-	27,000
Net Cash Provided by Financing Activities	-	24,000	51,000

Net Increase (Decrease) in Cash	(13,976)	6,994	-

Cash at Beginning of Period	13,976	6,000	-

Cash at End of Period	$ -	$ 12,994	$ -

Non-cash investing and financing activities
Issuance of stock for stock subscriptions receivable	$ -	$ -	$ 24,000
Issuance of stock for mineral claims	$ -	$ -	$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the Company) for the six months ended December 31, 2006 and 2005 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the three months ended December 31, 2006 and 2005 The results of operations for the three months ended December 31, 2006 and 2005 are not necessarily indicative of the results for a full year period.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

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

NOTE 5 – COMMON STOCK

The Company issued 10,000,000 shares of its common stock on May 6, 2005 to two shareholders in exchange for services rendered valued at $1,000.

The Company issued 5,000,000 shares of its common stock on September 24, 2005 valued at $500 for partial payment of the purchase of three mineral claims (see Note 3).

During the six month period ended September 30, 2006 the Company issued 37,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.001 per share for an aggregate value of $37,000.

The financial statements have been prepared retroactively from the date of inception reflecting the stock splits and change in the number of authorized shares.

NOTE – 7 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and contemplate continuation of the Company as a going concern.

The Company has incurred losses since inception and has not been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Continuance of the Company as a going concern is dependent upon obtaining additional working capital through loans and/or addition sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Electrolinks’ audit expressed substantial doubt as to Electrolinks’ ability to continue as a going concern due to (i) losses of approximately $1,248,000 and $1,442,000 for the periods ended December 31, 2006 and 2005, respectively, (ii) negative cash flows from operations for each of the periods ended December 31, 2006 and 2005, and (iii) a working capital deficiency of approximately $1,233,000 at December 31, 2006. Electrolinks’ future revenues are dependent on increasing sales and providing support services for the BPL products it sells to its customers.

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

CLOSING OF THE TRANSACTION

The closing of the Agreement was scheduled to take place March 5, 2007 and again on or before June 30, 2007, at the offices of Electrolinks Corporation. As of July 10, 20 07 the closing has not taken place but is awaiting final approval from the SEC. A complete copy of the Agreement and attendant exhibits filed on Form 14C of the Securities and Exchange Act is attached to this filing as Exhibit 99.1

Item 3. (1)

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

Subsequent to the reporting period covered by this report, Thomas Forzani, on June 6, 2007 resigned as  President and as a director and Nadir Walji, director and Secretary /Treasurer assumed the duties of President and Chief Executive Officer. A report of Form 8K dated June 6, 2007 is included as Exhibit 99.1 of this report.

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

Exhibit 99.1 Report on Form 8K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HIGH END VENTURES, INC.

Dated July 10, 2007

/S/ Nadir Walji

Nadir Walji, President, Secretary/Treasurer, Director and Principal Accounting Officer