Form 10QSB/A
period 2007-03-31
HIGH END VENTURES, INC.
filed 2007-07-12
CIK 1357694

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

(A DEVELOPMENTSTAGE COMPANY)

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

F-2

HIGH END VENTURES, INC.

(AN DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2007

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH MARCH 31, 2007

					(Unaudited)
					From January 19, 1999
	For the three months ended	For the three months ended	For the six months ended	For the six months ended	(Date of inception) through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenue:			$ -	$ -	$ -
Total Revenue			-	-	-

Operating Expenses:
Exploration costs	-		-	17,000	17,000
General & administrative	6,120	5,002	20,096	17,008	52,620
Total Operating Expenses	6,120	5,002	20,096	34,008	69,620

NET (LOSS)	$ (6,120)	$ (5,002)	$ (20,096)	$ (34,008)	$ (69,620)

Weighted Average Shares
Common Stock Outstanding	15,850,000	14,250,000	15,850,000	14,250,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

THE ATTACHED NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

F-3

HIGH END VENTURES, INC.

(AN DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2007

AND FOR THE PERIOD JANUARY 19, 1999 (INCEPTION)

THROUGH MARCH 31, 2007

						From January 19, 1999
	For the three months	For the three months	For the six months	For the six months	For the year ended	(Inception)
	ended March 31,	ended March 31,	ended March 31,	ended March 31,	September 30,	to March 31,
	2007	2006	2007	2006	2006	2007
Cash Flows Used in Operating Activities:
Net Loss	$ (6,120)	$ (5,002)	$ (20,096)	$ (34,008)	$ (44,024)	$ (69,620)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	-	500
Issuance of stock for mineral claims – exploration costs		-		12,000	12,000	12,000
Net Cash Used in Operating Activities	(6,120)	(5,002)	(20,096)	(22,008)	(32,024)	(57,120)

Cash Flows from Investing Activities:	-	-	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-	-	-

Cash Flows from Financing Activities:
Payment of stock subscription receivable	-	-	-	24,000	24,000	24,000
Issuance of common stock for cash	-	-	-	-	16,000	27,000
Loan payable	10,087	-	10,087	-	-	10,087
Net Cash Provided by Financing Activities	10,087	-	10,087	24,000	40,000	61,087

Net Increase (Decrease) in Cash	3,967	(5,002)	(10,009)	1,992	7,976	3,967

Cash at Beginning of Period	-	12,994	13,976	6,000	6,000	-

Cash at End of Period	$ 3,967	$ 7,992	$ 3,967	$ 7,992	$ 13,976	$ 3,967
Non-Cash Investing & Financing Activities
Issuance of stock for stock subscriptions Receivable	$ -	$ -	$ -	$ -	$ -	$ 24,000
Issuance of stock for mineral claims	$ -	$ -	$ -	$ -	$ 12,000	$ 12,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT MARCH 31, 2007

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the Company) for the three and six months ended March 31, 2007 and 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three and six months ended March 31, 2007 and 2006 The results of operations for the three and six months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

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

NOTE 6 – ACQUISITION OF ELECTROLINKS CORPORATION

On December 19, 2006, the shareholders of the Company voted to execute an agreement whereby the Company would acquire 100% of the outstanding ownership or right to ownership of Electrolinks Corporation.  Electrolinks Corporation was incorporated in Ontario, Canada on March 24, 2004 and is focused on “Smart Grid” applications for power utilities and buildings in addition to delivering Broadband over Power Line services over any form of existing electrical infrastructure.

Upon the terms of the agreement, the Company will exchange an aggregate of 20,500,000 shares of the Company’s common stock in exchange for an aggregate of 41,000,000 shares of Electrolinks on a pro rata basis.  This agreement was scheduled to close on or before March 5, 2007 but has not been closed as of July 10, 2007 and is awaiting SEC approval.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise considerable doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon receiving additional working capital through loans and/or additional sales of the Company’s common stock. There is no assurance that the Company will succeed in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8. – SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

THE Company borrowed $9,998 from a third party to assist with working capital needs. The loan is an interest free demand loan and was made to the Company by a potential investor in Electrolinks Corporation (see Note 6), that is a related party to the Company.  The Company also borrowed $107 from a shareholder as an interest free demand loan.

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

Electrolinks’ audit expressed substantial doubt as to Electrolinks’ ability to continue as a going concern due to (i) losses of approximately $1,248,000 and $1,412,000 for the periods ended December 31, 2006 and 2005, respectively, (ii) negative cash flows from operations for each of the periods ended December 31, 2006 and 2005, and (iii) a working capital deficiency of approximately $1,233,000 at December 31, 2006. Electrolinks’ future revenues are dependent on increasing sales and providing support services for the BPL products it sells to its customers.

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

Closing of the Transaction

The closing of the Agreement was to take place on March 7, 2007 and again on or before June 30, 2007, at the offices of Electrolinks Corporation. As of July 10, 2007 the closing date will be determined when approval by the SEC is obtained. A complete copy of the Agreement and attendant exhibits filed on Form 14C of the Securities and Exchange Act is attached to this filing as Exhibit 99.2

Item 3. (1)

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.   Other Events

Subsequent to the reporting period covered by this report, Thomas Forzani, on June 5, 2007 resigned as  President and as a director and Nadir Walji, director and Secretary /Treasurer assumed the duties of President and Chief Executive Officer. A report of Form 8K dated June 6, 2007 is included as Exhibit 99.1 of this report.

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

5