Form 10QSB
period 2007-06-30
HIGH END VENTURES, INC.
filed 2007-08-07
CIK 1357694

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52017

HIGH END VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0219157 (I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2

(Address of principal executive office) (Zip Code)

(604) 602-1717

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ______

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 7, 2007 was 15,850,000.

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to High End Ventures, Inc., a Colorado corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	September 30,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$ 13,955	$ 13,976
Loan receivable	139,735	-
Prepaid expenses	-	-

Total current assets	153,690	13,976

TOTAL ASSETS	$ 153,690	$ 13,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 40,305	$ -
Loans payable	160,087	-

Total current liabilities	200,392	-

TOTAL LIABILITIES	200,392	-

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value;
15,850,000 common shares issued and outstanding (September 30, 2006 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(110,202)	(49,524)

Total stockholders' deficit	(46,702)	13,976

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 153,690	$ 13,976
The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					(Unaudited)
					From January 19, 1999
	For the three months ended		For the nine months ended		(Date of inception)
	June 30,		June 30,		through June 30,
	2007	2006	2007	2006	2007

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating expenses
Exploration costs	-	-	-	17,000	17,000	##
General & administrative	40,582	(2)	60,678	17,006	93,202	##
Total Operating expenses	40,582	(2)	60,678	34,006	110,202

NET (LOSS)	$ (40,582)	$ 2	$ (60,678)	$ (34,006)	$ (110,202)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	10,516,667

Net Loss Per Share (Basic and Fully Dilutive)	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
			January 19, 1999
	For the nine months ended		(Inception) through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$ (60,678)	$ (34,006)	$ (110,202)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	17,000	17,000
Changes in:
Accounts payable and accrued liabilities	40,305	(2)	40,305

Net cash used in operating activities	(20,373)	(17,008)	(52,397)

Cash flows from investing activities
Purchase mineral claims	-	(5,000)	(5,000)
Loan receivable principal advance	(139,735)	-	(139,735)

Net cash used in investing activities	(139,735)	(5,000)	(144,735)

Cash flows from financing activities
Payment of stock subscription receivable	-	24,000	24,000
Issuance of common stock for cash	-	16,000	27,000
Proceeds from loans payable	160,087	-	160,087

Net cash provided by financing activities	160,087	40,000	211,087

Increase (decrease) in cash and cash equivalents	(21)	17,992	13,955

Cash and cash equivalents, beginning of period	13,976	6,000	-

Cash and cash equivalents, end of period	$ 13,955	$ 23,992	$ 13,955
target	(21)
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -
The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 1. BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the Company) for the three and nine months ended June 30, 2007 and 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the three and nine months ended June 30, 2007 and 2006. The results of operations for the three and nine months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full year period.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

AS AT JUNE 30, 2007

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 5 – LOAN RECEIVABLE

The Company loaned The Electrolinks Corporation (see Note 9) $139,735 USD. This loan is an interest free, unsecured, demand loan that is to be repaid on or before August 24, 2007.

NOTE 6 – MINERAL CLAIM

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 7– SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $149,980 and $10,000 from third parties to assist with working capital needs. The loans are interest free, unsecured, demand loans. The Company also borrowed $107 from a shareholder as an interest free, unsecured, demand loan.

NOTE 8 – COMMON STOCK

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

NOTE 9 – ACQUISITION OF ELECTROLINKS CORPORATION

On December 19, 2006, the shareholders of the Company voted to execute an agreement whereby the Company would acquire 100% of the outstanding ownership or right to ownership of The Electrolinks Corporation.  The Electrolinks Corporation was incorporated in Ontario, Canada on March 24, 2004 and is focused on “Smart Grid” applications for power utilities and buildings in addition to delivering Broadband over Power Line services over any form of existing electrical infrastructure.

Upon the terms of the agreement, the Company intends to exchange an aggregate of 20,500,000 shares of the Company’s common stock in exchange for an aggregate of 41,000,000 shares of Electrolinks on a pro rata basis. This agreement was scheduled to close on or before March 5, 2007 but has not been closed as of August 3, 2007. The closing of the transaction remains subject to both companies’ shareholders approvals and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended.

On consummation of the transaction Electrolinks would become a wholly-owned subsidiary of the Company and the shareholders of Electrolinks would hold a controlling interest in the Company. Upon closing of the transaction, the exchange would be treated as a reverse merger with Electrolinks being the accounting acquirer.

ITEM 2.          MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is September 30.

General

The Company is a Colorado corporation that was incorporated on January 19, 1999, whose executive offices are located in Vancouver, British Columbia. We were previously engaged in exploration activities designed to identify economically viable deposits of precious metals, which activities were unsuccessful and have since been abandoned.

Plan of Operation

During the first quarter of fiscal 2007 we decided to move away from the exploration of mineral properties and switch our attention to alternative business opportunities. On September 21, 2006 the Company executed a letter of intent to acquire The Electrolinks Corporation (“Electrolinks”), a Toronto, Ontario based development stage company intend on providing “Smart Grid” applications for power utilities and buildings that will deliver Broadband over Power Line (BPL) services utilizing any form of existing electrical infrastructure. The Company executed a formal Securities Exchange Agreement and Plan of Exchange on October 23, 2006 to acquire 100% of the outstanding ownership of Electrolinks in exchange for an aggregate of 20,500,000 shares of our common stock in addition to the following conditions:

▪	We appoint three (3) persons nominated by Electrolinks to our board of directors at closing;
▪	We will enter into a shareholders voting agreement with Balbir Ahluwalia prior to closing;
▪	We will use our best commercial efforts to raise new financing or dedicate existing financing to the development of the Electrolinks business plan within one year of closing;
▪	We will pay a finder’s fee of 1,435,000 shares of our common stock to Valor Invest Ltd.;
▪	We change our name to “Electrolinks International Corp.”

On consummation of the transaction Electrolinks would be a wholly-owned subsidiary of the Company. The closing of the transaction is expected to take place as soon as is practicable subject to shareholder approval of the transaction and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended. The transaction has not obtained the requisite shareholder approvals as of the date of this report.

Should the parties not obtain shareholder approval of the intended transaction, the Company’s plan of operation for the coming year will be to identify and acquire an alternative business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its own merits.

Description of Intended Business

Electrolinks was incorporated under the Business Corporations Act (Ontario) by articles of incorporation dated March 23, 2004 and continued pursuant to the Canada Business Corporations Act by articles of continuance dated April 29, 2004. Electrolinks’ registered office and principal place of business is located at 151 Bloor St. West, Toronto, Ontario M5S 1S4; telephone number: (416) 850-8881; fax: (416) 850-8882; website: www.electrolinks.com.

Electrolinks is a “Full Service BPL-based Telecommunications Integrator” offering utilities with “Smart Grid” BPL solutions. Electrolinks technologies allow monitoring and management of the distribution network from various places right down to the individual customer level. This is made possible through the use of Electrolinks technology providing real-time network management and broadband capabilities.

Among Electrolinks Broadband suite of services and solutions are: professional services, network integration and outsourcing, BPL business intelligence and network operations center (NOC) functions geared towards planning, design, implementation, and operations of Broadband over Power Line and hybrid networks.

Power lines have sufficient capacity to transmit data as well as power. In fact power lines have been used to carry data for many years using a rudimentary technology that allowed delivery of low-speed data over short distances. In recent years the technology has been refined to the point that it now supports the efficient transmission of high-speed data over very long distances.

BPL has distinct advantages over broadband technologies such as DSL and Cable in that it relies on the existing electrical infrastructure so deployment costs are low and it has greater bandwidth delivery potential. The industry appears to have reached a “tipping point” in that there is a clear momentum driving utilities, governments and the public to give the product a try.

In addition to the electrical utility applications, businesses, whether small or large, now require high speed Internet access. In response to the demand for this service, the major telephone and other associated companies have built large fiber optic networks that span North America and much of the world. Old buildings and existing residential subdivisions do not have modern fiber optic or other wiring which are able to give access to the high speed networks without the installation of new wiring, the cost of which is prohibitive. The distance between the end user located in the areas not now served by or able to access the high speed network is often called the “last mile” and until now there has been no effective technology for economically making this connection.

The ability to access the high speed network over electrical wiring would be a solution and for many years there has been ongoing research to use the electrical wiring for this purpose. This is called “broadband over powerlines” or BPL. A method for sending Internet and telephone data at high speeds over electrical lines and wiring over long and short distances has now been perfected.

Public utilities own and operate the power grid and can use electrical wiring for power line communications with minimal upgrade costs. Older buildings and facilities obtain the same benefits through the use of the electrical wiring already present in providing internal high speed Internet and telephone access.

Results of Operations

During the nine month period ended June 30, 2007 and the year ended September 30, 2006, our operations were focused on exploration of our precious mineral claims in British Columbia, satisfying continuous public disclosure requirements and entering into an agreement to acquire Electrolinks as a wholly owned subsidiary.

We do not expect to receive revenues within the next twelve months sufficient to fund our operations, even in the event that the acquisition of Electrolinks is approved. Electrolinks has only recently initiated the commercial application of its technology and has realized limited revenue to date. Rather, in the event that the acquisition of Electrolinks is approved, the Company is obligated to raise up to five million dollars ($5,000,000) on a best efforts basis to fund operations.

Net Loss

For the period from inception January 19, 1999 to June 30, 2007, the Company recorded an operating loss of $110,202. Net losses for the three month period ended June 30, 2007 were $40,582 as compared to $2 for the three months ended June 30, 2006. Net losses for the nine month period ended June 30, 2007 were $60,678 as compared to $34,006 for the nine months ended June 30, 2006. The Company’s operating losses in the current nine month period are attributable to general and administrative expenses including accounting costs and consulting fees. Expenses in prior periods have also included exploration costs directly related to our former precious metals exploration program. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2007 and due to the nature of our intended acquisition of Electrolinks or alternatively our search for another business opportunity cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2007.

Capital Resources and Liquidity

The Company had current assets of $153,690 and total assets of $153,690 as of the nine month period ended June 30, 2007, consisting of cash on hand of $13,955 and expected proceeds from a loan receivable of $139,735. Net stockholders' deficiency in the Company was $46,702 at June 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $52,397 for the period from inception to June 30, 2007. Cash flow used in operating activities for the nine month period ended June 30, 2007 was $20,373 as compared to $17,008 in cash flow used in operating activities for the nine months ended June 30, 2006. Cash flow used in operating activities in the current nine month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $211,087 for the period from inception to June 30, 2007. Cash flow provided by financing activities for the nine month period ended June 30, 2007 was $160,087 as compared to $40,000 for the nine months ended June 30, 2006. Cash flow provided by financing activities in the current nine month period can be entirely attributed to shareholder loans.

Cash flows used in investing activities was $144,735 for the period from inception to June 30, 2007. Cash flows used in investing activities for the nine month period ended June 30, 2007 was $139,735 as compared to $5,000 for the nine months ended June 30, 2006. Cash flow used in investing activities in the current nine month period is attributed to a loan made to Electrolinks.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended September 30, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance and business plan;
-	the sufficiency of existing capital resources;
-	our ability to raise additional capital to fund cash requirements for future operations;
-	uncertainties related to the Company’s future business prospects;
-	the ability of the Company to generate revenues to fund future operations;
-	the volatility of the stock market and;
-	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $110,202 at September 30, 2006. During the nine months ended June 30, 2007, we recorded a net loss of $60,678. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire Electrolinks and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to acquire Electrolinks and develop Electrolink’s business to a point that will produce revenue, which objectives can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to successfully fund the business development of Electrolinks.

One of the conditions of the agreement to acquire Electrolinks is the representation that the Company will use its best efforts to fund the business development of Electrolinks up to five million dollars ($5,000,000) within twelve months of closing. Since our business plan is currently dependent on the acquisition of Electrolinks the prospect of satisfying this funding commitment is immediate and doubtful. We currently have insufficient capital to meet this condition and will have to rely on debt or equity offerings to meet this funding obligation. Should we be unable to realize this funding within one year of closing the transaction the successful development of the Electrolinks business plan may be called into doubt due to financial constraints which may ultimately force the Company to curtail or abandon operations.

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nadir Walji, our sole officer and director. We do not maintain key-person insurance on Mr. Walji. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Mr. Walji, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $40,582 as of September 30, 2006 which increased to $110,202 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing Electrolinks’ business plan; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of August, 2007.

High End Ventures, Inc.

/s/ Nadir Walji
Nadir Walji

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).

3(ii)	* By-laws of the Company (incorporated herein by reference from Exhibit No. 3(ii) of the Company's Form SB-2 as filed with the Commission on May 9, 2006).

10(i)	* Mineral Property Purchase Agreement (incorporated herein by reference from Exhibit No. 10(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).

10(ii) *	* Securities Exchange Agreement and Plan of Exchange (incorporated herein by reference from Exhibit No. 10 of the Company’s Form 8-K filed with the Commission on October 27, 2006).

31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.