Form 10QSB/A
period 2007-06-30
HIGH END VENTURES, INC.
filed 2007-09-20
CIK 1357694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 000-52017

HIGH END VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0219157 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Zip Code)

(604) 602-1717
(Company’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☑          No      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☑          No      ☐

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of September 18, 2007 was 15,850,000.

Explanatory Note

The Company’s Form 10-QSB has been amended to restate the financial statements to correct an accounting error on the balance sheet in respect to loans receivable and loans payable that required an adjustment of $100,000 for both amounts previously accounted as well as adjustments for accrued interest on loans receivable and loans payable.

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to High End Ventures, Inc., a Colorado corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)	(audited)
	(Restated) June 30,	September 30,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$ 13,955	$ 13,976
Loan receivable	244,033	-
Prepaid expenses	-	-

Total current assets	257,988	13,976

TOTAL ASSETS	$ 257,988	$ 13,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 40,305	$ -
Accrued interest payable	5,386	-
Loans payable	260,107	-

Total current liabilities	305,798	-

TOTAL LIABILITIES	305,798	-

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value;
15,850,000 common shares issued and outstanding (September 30, 2006 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(111,310)	(49,524)

Total stockholders' deficit	(47,810)	13,976

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 257,988	$ 13,976

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					(Unaudited)
	For the three months ended		For the nine months ended		From January 19, 1999
	June 30,		June 30,		(Date of inception)
	(Restated)		(Restated)		through June 30,
	2007	2006	2007	2006	2007

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating expenses
Exploration costs	-	-	-	17,000	17,000	##
General & administrative	41,115	(2)	61,212	17,006	94,310	##
Total Operating expenses	41,115	(2)	61,212	34,006	109,628

Net (Loss) from Operations	$ (41,115)	$ 2	$ (61,212)	$ (34,006)	$ (110,736)

Other income (expense)
Interest income	4,812	-	4,812	-	4,812
Interest expense	(5,386)	-	(5,386)	-	(5,386)
Total Other income (expense)	(574)		(574)		(574)

NET (LOSS)	$ (41,689)	$ 2	$ (61,786)	$ (34,006)	$ (111,310)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	10,516,667

Net Loss Per Share (Basic and Fully Dilutive)	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the nine months ended		January 19, 1999
	June 30,		(Inception) through
	(Restated)		June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$ (61,786)	$ (34,006)	$ (111,310)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	17,000	17,000
Changes in:
Loan receivable	(4,812)	-	(4,812)
Accounts payable and accrued liabilities	40,305	(2)	40,305
Accrued interest payable	5,386	-	5,386

Net cash used in operating activities	(20,907)	(17,008)	(52,931)

Cash flows from investing activities
Purchase mineral claims	-	(5,000)	(5,000)
Loan receivable principal advance	(239,221)	-	(239,221)

Net cash used in investing activities	(239,221)	(5,000)	(244,221)

Cash flows from financing activities
Payment of stock subscription receivable	-	24,000	24,000
Issuance of common stock for cash	-	16,000	27,000
Proceeds from loans payable	260,107	-	260,107

Net cash provided by financing activities	260,107	40,000	311,107

Increase (decrease) in cash and cash equivalents	(21)	17,992	13,955

Cash and cash equivalents, beginning of period	13,976	6,000	-

Cash and cash equivalents, end of period	$ 13,955	$ 23,992	$ 13,955
target	(21)
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -
The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 1  – BASIS OF PRESENTATION

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

NOTE 5 – LOAN RECEIVABLE

The Company loaned The Electrolinks Corporation (see Note 9) $239,221 USD. This loan is secured and bears interest at a rate of 10% and is repayable upon demand. At June 30, 2007 interest of $4,812 had been accrued on this loan.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 7– SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $250,000 and $10,000 from third parties to assist with working capital needs. The loan of $250,000 bears interest at a rate of 10%. At June 30, 2007 interest of $5,386 had been accrued on this loan. The loan of $10,000 is an interest free, unsecured, demand loan. The Company also borrowed $107 from a shareholder as an interest free, unsecured, demand loan.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT JUNE 30, 2007

NOTE 10 - RESTATEMENT

In the Company’s balance sheet the previous amount of ‘Loan Receivable’ was $139,735 and the restated amount is $244,033 due to an adjustment of $104,298. The previous amount of ‘Loans Payable’ was $160,087 and the restated amount is $260,107 due to an adjustment of $100,020. In the Company’s income statement the previous net loss for the nine months ended June 30, 2007 was $60,678 and the restated net loss is $61,786 due to an adjustment of $1,108. These adjustments were made due to the incorrect booking of a loan repayment and the change in terms of loans receivable and loans payable where two loans bear 10% interest and were previously stated as interest free, unsecured, demand loans. The affect on the loss per share is $nil.

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

Net Loss

For the period from inception January 19, 1999 to June 30, 2007, the Company recorded an operating loss of $111,310. Net losses for the three month period ended June 30, 2007 were $41,689 as compared to $2 for the three months ended June 30, 2006. Net losses for the nine month period ended June 30, 2007 were $61,786 as compared to $34,006 for the nine months ended June 30, 2006. The Company’s operating losses in the current nine month period are attributable to general and administrative expenses including accounting costs and consulting fees. Expenses in prior periods have also included exploration costs directly related to our former precious metals exploration program. The Company has not generated any revenues since inception.

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

Capital Resources and Liquidity

The Company had current assets of $257,988 and total assets of $257,988 as of the nine month period ended June 30, 2007, consisting of cash on hand of $13,955 and expected proceeds from a loan receivable of $244,033. Net stockholders' deficiency in the Company was $47,810 at June 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $52,931 for the period from inception to June 30, 2007. Cash flow used in operating activities for the nine month period ended June 30, 2007 was $20,907 as compared to $17,008 in cash flow used in operating activities for the nine months ended June 30, 2006. Cash flow used in operating activities in the current nine month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $311,107 for the period from inception to June 30, 2007. Cash flow provided by financing activities for the nine month period ended June 30, 2007 was $260,107 as compared to $40,000 for the nine months ended June 30, 2006. Cash flow provided by financing activities in the current nine month period can be entirely attributed to shareholder loans.

Cash flows used in investing activities was $244,221 for the period from inception to June 30, 2007. Cash flows used in investing activities for the nine month period ended June 30, 2007 was $239,221 as compared to $5,000 for the nine months ended June 30, 2006. Cash flow used in investing activities in the current nine month period is attributed to a loan made to Electrolinks.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $111,310 at June 30, 2007. During the nine months ended June 30, 2007, we recorded a net loss of $61,786. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire Electrolinks and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to acquire Electrolinks and develop Electrolink’s business to a point that will produce revenue, which objectives can in no way be assured.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending September 30, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of September 30, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $40,582 as of September 30, 2006 which increased to $111,310 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing Electrolinks’ business plan; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

However, subsequent to the filing of the Company’s quarterly report our chief executive officer concluded that certain financial information previously disclosed in our Form 10-QSB for the period ended June 30, 2007 was inaccurate and warranted a restatement to correct an accounting error on the balance sheet in respect to loans receivable and loans payable. Accordingly, the principal executive officer determined that its disclosure controls and procedures for the period ended June 30, 2007 were ineffective and not adequately designed.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

However, our principal executive officer and chief financial officer has concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our principal executive officer and chief financial officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, and the formation of an audit committee. Our principal executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of September, 2007.

High End Ventures, Inc.

/s/ Nadir Walji
Nadir Walji

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i) *	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).

3(ii) *	By-laws of the Company (incorporated herein by reference from Exhibit No. 3(ii) of the Company's Form SB-2 as filed with the Commission on May 9, 2006).

10(i) *	Mineral Property Purchase Agreement (incorporated herein by reference from Exhibit No. 10(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).

10(ii) *	Securities Exchange Agreement and Plan of Exchange (incorporated herein by reference from Exhibit No. 10 of the Company’s Form 8-K filed with the Commission on October 27, 2006).

31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.