Form 10KSB
period 2007-09-30
HIGH END VENTURES, INC.
filed 2007-12-26
CIK 1357694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑          Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007.

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission File Number: 000-52017

HIGH END VENTURES, INC.

(Name of Small Business Issuer As Specified In Its Charter)

Colorado	98-0219157
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)

                                                                                     or Organization)

1066 West Hastings Street, Suite 2610, Vancouver, British Columbia V6E 3X2

(Address of principal executive offices)	(Postal Code)

(604)  602-1717

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☑   No ☐

The registrant’s total revenues for the year ended September 30, 2007, were $0.

The aggregate market value of the registrant’s common stock (the only class of voting stock), held by non-affiliates (10,350,000 shares) was approximately $4,761,000based on the average closing bid and ask price ($0.46) for the common stock on December 21, 2007.

As of December 21, 2007, there were 15,850,000 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I

Page

Item 1.	Description of Business	3

Item 2.	Description of Property	16

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security-Holders	16

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	16

Item 6.	Management’s Plan of Operation	17

Item 7.	Financial Statements	24

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	25

Item 8A.	Controls and Procedures	25

Item 8B	.	Other Information	25

PART III

Item 9.	Directors and Executive Officer	25

Item 10.	Executive Compensation	28

Item 11.	Security Ownership of Certain Beneficial Owners and Management	28

Item 12.	Certain Relationships and Related Transactions	29

Item 13.	Exhibits	29

Item 14.	Principal Accountant Fees and Services	29

Signatures	31

Exhibits	32

As used herein the terms “Company,” “we,” “us,” and “our,” refer to High End Ventures, Inc. and our subsidiary. All references to “Electrolinks” are to The Electrolinks Corporation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

High End Ventures, Inc. was incorporated in Colorado on January 19, 1999.

On October 27, 2005, we commenced the business of exploring for precious metals. We conducted initial exploration on our sole property, the Don Mineral Claim, located in the Victoria Mining District, British Columbia, Canada, to determine whether the claim contained economically recoverable reserves of gold, molybdenum, and/or copper. Since our early efforts did not identify any economically recoverable mineral reserves we abandoned further exploration efforts and entered into a Finder’s Fee Agreement with Valor Invest Ltd. (“Valor”) dated September 15, 2006, for the purpose of assisting us in finding a suitable business opportunity. Valor subsequently introduced us to The Electrolinks Corporation.

Electrolinks was formed in Ontario, Canada on March 24, 2004 as a development stage company focused on becoming a Full Service Broadband over Power Line (“BPL”) based telecommunications integrator that intends to offer “Smart Grid” BPL products from various vendors to electrical utilities and to buildings with multiple dwelling units. BPL is a technology that delivers high-speed data over existing electric power delivery networks and is an alternative means of providing high-speed Internet access, voice over Internet Protocol (“VOIP”), and other broadband services, using existing medium and low-voltage power lines to reach customers’ homes and businesses.

On October 23, 2006, we executed a Securities Exchange Agreement and Plan of Exchange to acquire 100% of the outstanding ownership of Electrolinks. However, due to certain legal considerations relevant to the structure of the anticipated transaction the parties mutually agreed not to proceed with the agreement. On September 18, 2007, the Company and Electrolinks executed a Business Combination Agreement and an Amalgamation Agreement in order to transact the acquisition of Electrolinks through the amalgamation of Power Grid Networks Ltd. (“Power Grid”) (a wholly owned subsidiary of the Company) and Electrolinks.

The Amalgamation Agreement provides for the following actions:

(a)	to amalgamate Power Grid and Electrolinks;
(b)	to exchange two Electrolinks shares for one share of the Company;
(c)	to exchange shares of Power Grid with the Company on a one for one basis for each share issued by the Company to acquire Electrolinks shares; and
(d)	to continue the business of Electrolinks through Power Grid.

The Business Combination Agreement anticipates the amalgamation of Electrolinks and Power Grid, entitling each stockholder of Electrolinks to one share of the common stock of the Company in exchange for two shares of the common stock of Electrolinks up to an aggregate of 21,584,183 shares of the Company for 43,168,366 shares of Electrolinks.

We are now focused on concluding the acquisition of Electrolinks, subject to our stockholder’s approval, in anticipation of realizing the opportunities attendant to providing broadband over power line services.

The Company’s principal executive offices are located at 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number is (604) 602-1717 and our facsimile number is (604) 687-6755. The Company’s registered statutory office is located at 1210 South Glencoe, Denver, Colorado 80246.

The Company’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “HEVE”.

Description of Intended Business

Summary

The Company, through Electrolinks, intends to become a full servicebroadband over power line (“BPL”) based telecommunications integrator that will offer “Smart Grid” BPL products.

The Electrolinks Corporation

Electrolinks was incorporated under the Business Corporations Act (of Ontario) by articles of incorporation dated March 23, 2004 and continued pursuant to the Canada Business Corporations Act by articles of continuance dated April 29, 2004. Electrolinks’ registered office and principal place of business is located at 151 Bloor St. West, Toronto, Ontario M5S 1S4. Electrolinks’ telephone number is (416) 850-8881 and its facsimile number is (416) 850-8882.

Broadband Over Power Lines

Power lines have sufficient capacity to transmit power as well as data. In fact, power lines have been used to carry data for many years using a rudimentary technology that allowed delivery of low-speed data over short distances. In recent years the technology has been refined to the point that it now supports the efficient transmission of high-speed data over very long distances.

BPL has distinct advantages over broadband technologies such as DSL and cable in that it relies on the existing electrical infrastructure so deployment costs are low. BPL also has greater bandwidth delivery potential. The industry appears to have reached a “tipping point” in that there is a clear momentum driving utilities, governments, and the public to try BPL.

BPL uses the existing power lines to distribute both voice and data transmission. Traditional telecom systems (whether fiber or old style copper) can easily be integrated to power line communications, effectively extending the telecom system for distribution over the grid. BPL is the first technology, combining:

•	Broadband up and downstream capacity;
•	Existing power grid infrastructure;
•	Smart grids;
•	Utility applications; and
•	Integration into existing telecom carrier systems.

Most businesses, whether small or large, now require high speed Internet access. In response to the demand for this service, the major telephone and other associated companies have built large fiber optic networks that span North America and much of the world. Old buildings and existing residential subdivisions do not have modern fiber optic or other wiring which are able to give access to the high speed networks without the installation of new wiring, the cost of which is prohibitive. The distance between the end user located in the areas not now served by or able to access the high speed network is often called the “last mile” - until now there has been no effective technology for economically making this connection. The ability to access the high speed network over electrical wiring, or BPL, would be a solution.

Public utilities own and operate the power grid and can use electrical wiring for BPL with minimal upgrade costs. Older buildings and facilities obtain the same benefits through the use of the electrical wiring already present in providing internal high speed Internet and telephone access.

Examples of Electrolinks’ solutions are the following:

•	Utilities with the last-mile solution allowing them to extend their fiber networks to residential and commercial customers over the electrical grid at low deployment costs.
•

Utilities with a means to deploy automated-meter reading services, to address the need for real-time data in order for them to manage energy consumption. The Ontario government has proposed that utilities should be proactive in controlling electrical consumption during peak hours to avoid blackouts.

•	Broadband access technology (high-speed Internet, telephone/voice, movies-on-demand, video conferencing).
•	Utilities and service providers with the control and management of data on the BPL network.
•	Consulting and training services to BPL clients.
•	Traditional telecom companies (such as Bell and Rogers) with the ability to access customers that could not previously be reached due to high deployment and support costs.
•

Utilities with alternate revenue sources by offering their clients additional services such as high-speed Internet, voice and data, and smart home services (data-enabled appliances and automated meter reading).

•

Residential and commercial developers with a low cost alternative to enabling data communication for every electrical outlet within new and existing developments. BPL will provide the foundation for smart-home networking.

BPL Products and Services

The following is a brief summary of Electrolinks’ products:

•

BPL Access Masters - These BPL network devices are similar to traditional network routers offered by CISCO, NORTEL and LUCENT. The BPL Access Master distributes the data signal over mid to low voltage lines (16KV to 100 volts). One BPL Access master can support up to 200 end users.

•

BPL Access Modems - These BPL network devices send/receive, interpret and encrypt data to and from the BPL network. A customer would use the modem between a BPL-enabled electrical outlet and a PC/laptop.

•

BPL Software - BPL is an application server that was designed to specifically work with BPL networks for network management, access and operations. In addition, BPL performs billing, invoicing, price plan development, and customer BPL management.

The BPL application is commercially ready for sales demonstration and production deployment. Electrolinks’ research and development and product marketing team are currently working on BPL MX (Multimedia) that is expected to handle all voice, video conferencing, and video-on-demand applications.

This software application provides a host of features to allow service providers (i.e. utilities) to collect, bill and manage real-time BPL data and users. Collection and management of automated-meter reading data on the BPL network will enable utilities to implement commercial and residential energy management programs, during peak hours to avoid blackouts.

Electrolinks is also looking into “smart grid” or “smart meter” applications. Smart meters are an advanced measurement and control technology that accurately measures how much electricity is used and when. Smart metering technologies provide “peak management”, advanced billing capabilities, outage notification, and can link meters to other conservation and electricity demand management programs. These benefits can also contribute to Government objectives to reduce emissions, keep energy prices competitive, and to encourage electronic trading. Additionally, when a smart meter is used, additional benefits in areas such as outage detection and restoration can be realized, making the meter a key component of a utility's efforts to address blackouts and storm- related outages.

Smart meters allow electricity users to choose to lower their electricity bills by shifting their usage to lower cost periods. Such activity by users is increasingly seen by policy makers as a key part of a plan for addressing their nation's electricity needs. This technology is beginning to be used in Europe, with Sweden requiring all electricity users to smart meter by 2009.

Electrolinks also provides support, training and a subscriber portal. Electrolinks follows a best of breed support procedure to assist its clients. Electrolinks provides local technicians to resolve issues on the client site. To further expand the local coverage, Electrolinks has defined an outsourcing program to train third party technicians to handle issues on a per call basis.

Raw Material

Electrolinks does not rely on any one or more raw materials or raw material suppliers for the normal course of business.

Customers

Electrolinks currently does not rely on one or few customers to continue business nor does Electrolinks believe such a dependency will evolve in the future for Electrolinks. Current and potential customers include:

•	Electrical utility companies that require BPL for their own power network management.
•	General use applications such as multi-occupant residences, businesses, office buildings, schools and universities, to provide basic service or as a revenue generator for the building owner.
•	Hotels, providing a fast, economically-favourable rollout of Internet access offerings to guests as a revenue generator, at low capital cost.
•	Any location world-wide with limited telecom infrastructure, through a satellite link.

Competition

Electrolinks faces competition primarily in three areas:

•	Existing broadband/data/voice providers, such as Bell, Rogers and Primus.
•	Emerging BPL providers.
•	Wireless internet.

Electrolinks has developed a number of integrated solutions for the targeted client markets, which will compete with existing communications solution providers. As such, there are a number of existing competitors in each of Electrolinks’ target markets.

There are four major barriers to entering the growing demand for broadband:

•	BPL is a new broadband alternative making a debut in North America where equipment costs are slightly higher than traditional DSL equipment.
•

Misconceptions about BPL being an unreliable broadband alternative. This primarily has to do with the lack of current BPL knowledge and education. This is mainly because early BPL development in the 1980s was too costly and ineffective. Great strides have been made in advancing the technology as a commercially ready solution.

•	Utility alignment with BPL as an alternative telecommunication channel must align with existing and future CRTC telecommunication rulings.
•	Utilities have deep pockets to fund this technology; however, they are very conservative and risk-sensitive.

Marketability

The supply of broadband Internet access has become a multi-billion dollar industry. Both home and business have a need and requirement for fast and dependable internet access for uses and applications which are increasing in number and type, such as “smart appliances,” “smart meter reading,” video-on- demand and internet telephony services. Power line systems can provide high speed access for rural (mid-voltage) and “in-building” (low-voltage) broadband distribution.

Target Markets

Through market segmentation, several power line communication client markets naturally emerge based on need:

•	Governmental policy demands that citizens are connected to the internet;
•	Electrical utilities need to manage their network efficiently as well as provide broadband services to residential and commercial customers;
•	High speed internet and rural users demand fast, low-cost internet service; and
•	Residential apartments, condominiums, businesses, hotels and convention centers’ need to provide more efficient and economic internet and VOIP services.

Governmental Objectives

Based on the Statistics Canada 2002 Census Report almost 70% of the communities in Canada are un-served. The objectives of the Canadian Federal Broadband Program 2002 are as follows:

•

All Canadian communities should be linked to national broadband networks via high-capacity, scalable transport links capable of supporting an aggregate of 4.5 Mbps symmetrical service to each end user, as well as higher bandwidths to institutions.

•	Access to broadband in First Nation, Inuit, rural and remote communities should be available at a reasonably comparable price to that charged in more densely populated areas.
•

The local broadband access infrastructure should be extended to the community’s public facilities, including every public learning institution, public health care facility, public library and other designated public access point.

•	The local broadband access infrastructure should also be extended to local business and residential users, for example, by leveraging broadband infrastructure serving public facilities.

The Government of Canada’s goal through ensuring universal broadband access is to stimulate economic growth in low or underdeveloped rural and urban communities. The cost challenge has until now remained the biggest hurdle. The need in Canada (as mandated by the federal government) is to reach 70% of Canadian communities. By providing this communication enhancement at a reasonable cost, communities can greatly increase their economic vitality through the development, sustenance and retention of valuable human resources.

Canada is not the only government which sees that a high speed data infrastructure is crucial for achieving socio-economic development goals. For instance, South Korea and Hong Kong, upon the introduction of broadband networks, found that telecommunication expenditure as a percentage of gross domestic product grew up to three times faster in the last ten years than the global average. Broadband can also facilitate the provision of public services, such as e-learning, telemedicine and e-government.

Utilities

For telephone companies and utility providers, broadband offers a route to provide a new source of income if it could be provided by them to their customers. In South Korea, the average revenue per broadband user is up to seven times higher than for a narrowband user. The electrical power grids which utilities own, maintain and operate can now, with BPL, be used to provide high speed Internet access and telephone services. BPL is leading the way as an additional revenue source.

The demand on the part of utilities to manage their network in real time in order to deliver a more reliable power supply cost effectively is becoming more and more critical. BPL offers the utilities the most efficient and cost effective way to manage their networks. Electrolinks is poised to take advantage of this tremendous business opportunity.

High-Speed and Rural Consumers

For consumers, broadband makes possible a much wider and richer range of applications. Faster access to richer information and the “always-on” nature of broadband are an attraction for users. In a Japanese survey, 70% of users reported that broadband had increased their usage of the internet. In Iceland, some 40 foreign television channels are broadcast over the broadband network, greatly increasing the choice of services available.

The connected community concept will continue to have an increasingly dominant role in future “greenfield” (outlying rural community) developments. Many developers have already realized the value that an advanced broadband service offering can bring to their development and it is these developers that will set the pace for others to compete against.

With the fast implementation and low BPL deployment costs, BPL is able to deliver community broadband:

•

To strengthen local economies – for example, by using multimedia web sites and on-line purchasing systems to sell products and services based on the community’s unique attributes and comparative advantages to regional, national and global markets.

•

To improve local health care – for example, by using video conferencing facilities that would allow local medical staff to diagnose illness and treat patients in real-time consultation with health care specialists.

•	To make new learning opportunities available – for example, through on-line video forums linking rural and remote schools.

Multi-Tenant Units/Condominiums

The multiple consumer market is the largest of the three target markets, both in terms of service and equipment revenue. This market offers the greatest potential for marketing high value services and, as a result, affords the greatest potential for deployment of high-end, high-cost equipment.

A study conducted by Bell Canada revealed that, in Canada alone, approximately 35% of the population lives in buildings with more than four floors. BPL, as a “no new wires” solution, is attractive from a resource, cost and time to market perspective. The Yankee Group (2001) stated that over 860,000 residential buildings and apartment complexes in the United States, accounting for approximately 60% of all businesses in the U.S., are in multi-tenant unit facilities. Providing high-speed internet service is in the billions of dollars in the U.S.

With the pricing of traditional multi-tenant unit and multi-dwelling unit telecom equipment and services being extremely high, there is a constant search for alternative networks that can deliver at or above the current service offerings and at a lower price point. The BPL solution can capitalize on its quick installation methodology and over time deliver multiple services over the existing electrical wiring such as high-speed internet, local and long-distance voice, video and security. Working through the electricity utilities will allow Electrolinks to capitalize on this market.

Hotels

Globally, a growing number of hotels are deploying “in-building” networks that reach 100% of their guestrooms. New hotels are especially predominant in introducing this type of deployment, but older hotels are also considering 100% deployment models.

The largest contributor to the hotel market, throughout the forecasted period, will be the North American market, specifically the United States. The strength of the U.S. market is based on:

•

The characteristics of the U.S. hotel market: there is a large base of hotels in the U.S., with a high percentage of these properties being appropriate for in-room broadband due to size, location, and clientele.

•

Size of the business traveler audience: over 40% of worldwide business traveler trips occur within North America. As hotel broadband, at least over the next several years, will be driven by business travelers, the North American market will be the strongest region.

In North America, as demand for connectivity increases, hotels are recognizing that many guests are interested in broadband connectivity. Furthermore, as the market moves toward lower price points, and eventually an amenity service offering, and where other services are using the broadband network, it will be important for hotels to deliver a connection to every guestroom, while at the same time keeping broadband deployment and management costs low. BPL meets these business requirements by delivering quick enablement with zero room closure (meaning that a hotel considering broadband for its guests can implement it quickly, offering a valued service and earning new revenue within days).

Governmental and Environmental Regulation

The Company, as a development stage company with no operations, is not subject to any specific governmental or environmental regulations.

Electrolinks is subject to regulation in the United States by the FCC. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency (RF) emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings and more stringent standards apply to “Class B” devices intended for residential use. An independent, FCC-certified testing lab has verified that Electrolinks’ BPL product line complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and same may be manufactured and marketed for commercial and residential use.

In Europe and other overseas markets, Electrolinks’ products are subject to safety and RF emissions regulations adopted by the European Union (EU) for Information Technology Equipment. In March 2005, Electrolinks received final Conformite Europeene (CE) certification, which is required for Electrolinks to freely market and sell its products within the EU. As a result of the certification, Electrolinks’ products that will be sold and installed in EU countries will bear the CE marking, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale in the EU.

Future products designed by Electrolinks will require testing for compliance with FCC and CE regulations. Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Neither the Company nor Electrolinks currently has any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Employees

The Company is a development stage company with no employees. Management uses consultants, attorneys, and accountants as necessary.

Electrolinks is a development stage company and currently has nine contract employees.

Risk Factors

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

RISKS RELATED TO THE COMPANY’S BUSINESS

We have a history of significant operating losses and such losses may continue in the future.

Since inception, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $225,024 at September 30, 2007. During the year ended September 30, 2007, we recorded a net loss of $175,500. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire Electrolinks and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our

only expectation of future profitability is dependent upon our ability to acquire Electrolinks and develop Electrolinks’ business to a point that will produce revenue, which objectives can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to successfully fund the business development of Electrolinks.

One of the conditions of the agreements to acquire Electrolinks is the representation that the Company will use its best efforts to fund the business development of Electrolinks up to five million dollars ($5,000,000) within twelve months of closing. Since our business plan is currently dependent on the intended acquisition of Electrolinks, the prospect of satisfying this funding commitment is immediate and doubtful. We currently have insufficient capital to meet this condition and will have to rely on debt or equity offerings to meet this funding obligation. Should we be unable to realize this funding within one year of closing the transaction the successful development of the Electrolinks business plan may be called into doubt due to financial constraints which may ultimately force the Company to curtail or abandon operations.

Terms determined in the agreements to acquire Electrolinks would result in a change of control of the Company.

The issuance of common shares to the stockholders of Electrolinks would dilute the voting power and ownership percentage of our existing stockholders that would cause a change in control of the Company. The terms of the agreements require us to issue 21,584,183 new shares that would result in a dilution of approximately 57.7% to our existing stockholders. Further, the agreements require the stockholders of the Company to elect two new members to the board of directors, thus changing control of management. The change in control of the Company could have a negative impact on our stockholders.

The Company might not realize the anticipated benefits from the acquisition of Electrolinks.

We may not achieve the benefits we are seeking from the intended acquisition of Electrolinks. Electrolinks may not be successful in its efforts focused on offering “Smart Grid” applications of BPL products to power utilities and to buildings with multiple dwelling units. As a result, our operations and financial results may be less rewarding than anticipated, which may cause the market price of our common stock to decline.

The intended acquisition of Electrolinks could decrease the value of your stock.

Electrolinks is a development stage company with a limited history of realizing revenue and a record of net losses, about which Electrolinks’ auditors have expressed a going concern opinion. Additionally, Electrolinks expects losses in the future and its current assets are insufficient to conduct business operations over the next 12 months. Given these facts, the intended acquisition of Electrolinks could result in significant losses for the Company which could decrease the value of your stock.

We might be unable to manage the growth of our business which could negatively affect development, revenues, and fiscal independence.

We believe that if our post-acquisition growth plan is successful, our business has the potential to grow in size and complexity.  If our management is unable to manage growth effectively, our business development may be slowed, our operating results may not show a profit, and we may not become financially independent from outside funding sources.  Any new sustained growth would be expected to place a significant strain on our management systems and operational resources.  We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance and support personnel.  We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel.  Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force.  If we begin to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

We may not be successful in integrating the business operations of Electrolinks into our own operations, stifling growth and hindering the realization of a profit.

The acquisition of Electrolinks would involve the integration of companies that have previously operated independently. A successful integration of Electrolinks’ operations would depend on our ability to consolidate operations and to integrate Electrolinks’ management team. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, our business development could be stifled, and results of operations might not produce a profit.  Difficulties could include the loss of key employees, the disruption of Electrolinks’ ongoing businesses, and possible inconsistencies in standards, controls, procedures and policies.

RISKS RELATED TO THE BUSINESS OF ELECTROLINKS

Electrolinks’ limited operating history; anticipated losses; uncertainly of future results.

Since Electrolinks has only recently commenced business operations there is limited information on which to adequately evaluate its business and future prospects. Therefore, Electrolinks’ future prospects should be considered with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to customer acceptance of Electrolinks’ intended services.

Electrolinks will continue to incur costs to develop and market BPL solutions, to establish marketing relationships, and to build an administrative organization. We can offer no certainty that Electrolinks will be profitable on a quarterly or annual basis. In addition, as Electrolinks expands its business network and marketing operations it will likely need to increase its operating expenses to broaden customer support capabilities and increase administrative resources. To the extent that such increased expenses are not supported by commensurate revenues, Electrolinks’ business, results of operations and financial condition would be adversely affected.

Electrolinks has a historical record of losses which may continue.

Electrolinks reported operating losses for the fiscal year ended December 31, 2006 of $1,248,239 and operating losses for the six months ended June 30, 2007 of $898,159. The historical record indicates that Electrolinks has not realized sufficient revenue from its efforts to provide us with any certainty that revenue is forthcoming or that revenue will be sufficient to support operations. The sum of these indicators creates uncertainty as to whether Electrolinks will ever transition from losses to profits. Should Electrolinks continue to incur losses it would be unable to meet its working capital requirements which inability would stifle operations.

Need for additional financing.

Electrolinks has no significant revenue from operations and therefore is not able to meet operating costs. As such, the Company would need to raise capital within the next twelve months to implement Electrolinks’ plan of operation. However, there can be no assurance that the Company would be able to raise the required capital or that any capital raised would be obtained on favourable terms. Failure to obtain adequate capital would significantly curtail Electrolinks’ business.

Unpredictability of future revenues.

Due to Electrolinks’ lack of operating history and the emerging nature of the market in which it competes, it is unable to forecast its revenues or expenses with any degree of certainty. Electrolinks’ projected expenses and revenue are based largely on internal estimates. Operating results will depend on the volume of orders for services or products offered, the ability to obtain and retain customers, and revenues generated offset by the expenses incurred in obtaining those results. Projections, by their very nature, difficult to forecast and should not be relied on to provide a reliable indicator of future operating results.

Dependence on key personnel.

Electrolinks’ performance and operating results are substantially dependent on the continued service and performance of its managers, officers, and directors. Electrolinks intends to hire additional managerial personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that Electrolinks can retain its key management employees, or that it will be able to attract or retain highly qualified technical personnel in the future. The loss of the services of Hari Rao, Wayne Owens, or any of Electrolinks’ other key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon its business.

Electrolinks growth is dependent upon the availability and successful hire of independent contractors.

Electrolinks’ continued growth and success depend to a significant extent on the successful hire of qualified independent contractors. Competition for highly-skilled business, product development, technical and other personnel is intense due to skill shortages and the variety of companies that offer equity incentives. Accordingly, Electrolinks expects to experience increased compensation costs to engage independent contractors which costs may not be offset by improved productivity or increased revenues. Further, there can be no assurances that Electrolinks will be successful in continuously recruiting the necessary independent contractors. Failure to obtain the right personnel to develop Electrolinks’ business model could have a material adverse effect on Electrolinks’ growth.

Unproven acceptance of Electrolinks’ services and products.

Electrolinks is still in the development stage and cannot provide any certainty as to whether its services and products will be accepted by prospective customers. Should Electrolinks’ services and products prove to be unsuccessful with prospective customers, such failure would adversely affect its financial condition, operating results, and cash flows.

Electrolinks competes with larger and better financed corporations.

Competition within the international BPL products market is intense. While Electrolinks believes that its products will be distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer BPL products, and new competitors may enter the market in the future. Some of BPL’s existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Electrolinks does, including well known multi-national corporations like Bell, Rogers and Primus.

Electrolinks has no proprietary or intellectual property rights.

Despite being a technology based business, Electrolinks has no proprietary or intellectual property rights associated with the provision of BPL services. Rather, Electrolinks is dependent on technology that it intends to license from third parties. The absence of proprietary and intellectual property rights makes Electrolinks vulnerable to unauthorized third parties, including competitors, who may copy its business plan effectively offering the same type of services that Electrolinks intends to offer. A multitude of competitors using the same technology to offer the same products as Electrolinks could have an adverse effect on future growth.

Dependence on licensed technology and third party service providers.

Electrolinks relies on a limited number of manufacturers as well as service providers to offer BPL services, which reliance reduces the level of control we have over our operations and exposes it to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect business. If Electrolinks’ suppliers or services providers are unable to provide products or services in the volumes needed or at an acceptable price, Electrolinks would have to identify and qualify acceptable replacements from alternative sources of supply. If Electrolinks was unable to obtain products or services in a timely fashion, it would likely not be able to meet customer demand. Any disruption of either product procurement or services could adversely affect Electrolinks’ operations.

RISKS RELATED TO THE COMPANY’S STOCK

The Company’s stockholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other info relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of stockholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. We file all of our required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently maintains limited office space for which we pay no rent. We do not believe that we will need to obtain additional office space at any time in the near future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended September 30, 2007, there were no matters submitted to a vote of the Company’s security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, “HEVE”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Our stock began trading on September 28, 2006, the following table is limited to quarterly high and low bid prices since that date:

YEAR	QUARTER ENDED	HIGH	LOW
2007	September 30,	$1.29	$0.70
2007	June 30	$2.15	$1.20
2007	March 31	$2.25	$1.97
2006	December 31	$2.40	$1.05
2006	September 30	$1.05	$1.01

As of December 21, 2007, there were 6 registered holders of the Company’s stock based on the records of our transfer agent. This number does not include beneficial owners of our common stock whose stock is held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our intended business.

ITEM 6.	MANAGEMENT’S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this information statement. All information presented herein is based on our fiscal year ended September 30, 2007.

General

Our plan of operation over the next year, subject to closing the acquisition of Electrolinks, is to focus on Electrolinks’ business model. Electrolinks’ provides “smart grid” applications for power utilities and buildings in addition to delivering broadband over power line (BPL) services over any form of existing electrical infrastructure.

Our plan of operation for Electrolinks will require that we raise up to $5 million through private placements of stock to fund the expansion of the Electrolinks BPL products, services and network. There can be no assurance that this funding will be available to us. Should the parties not obtain shareholder approval of the intended transaction, our plan of operation for the coming year will be to identify and acquire an alternative business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its own merits.

Electrolinks’ Business Strategy

Electrolinks is still in the business development stage and is yet to earn substantial revenues from operations. Electrolinks may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to:

•	market acceptance of the Internet and power line communication technologies as a medium for customers to purchase Electrolinks’ products,
•	Electrolinks’ ability to acquire and deliver high quality products at a price lower than currently available to consumers,
•	Electrolinks’ ability to obtain additional financing in a timely manner on terms favorable to Electrolinks,
•	Electrolinks’ ability to successfully attract customers at a steady rate and maintain customer satisfaction,
•	Electrolinks promotions, branding and sales programs,
•	the amount and timing of operating costs and capital expenditures relating to the expansion of Electrolinks’ business, operations and infrastructure, and the implementation of marketing programs,
•	key agreements and strategic alliances,

•	the number of products offered by Electrolinks,
•	the number of returns experienced by Electrolinks, and
•	general economic conditions specific to the Internet, power-line communications, and the communications industry.

Given the unique nature of the BPL technology and its limited market penetration to date in North America, there is a need to establish a strong commercial presence and associated branding. As such, Electrolinks has established a multi-tiered market entry and growth plan incorporating the following key actions:

1. Establish an Initial BPL Foothold

It is critical to gain a commercial presence for BPL in North America and, in particular, a presence associated with Electrolinks. Currently, Electrolinks is leveraging several existing relationships in the hospitality market to deploy a commercial BPL installation (at minimum) in the next three months. In addition, Electrolinks is working with hydro utilities and native reservations to implement BPL as a demonstration technology.

2. Establish Electrolinks’ BPL Center of Excellence

A key element of Electrolinks’ strategy is to establish a North American BPL Center of Excellence. The Center of Excellence will focus on the following functions:

•	Testing and qualifying facility for the North American use of BPL technology,
•	Demonstration lab for the presentation of BPL to customers, government and the media, and
•	Training center for BPL for North America.

In addition, Electrolinks is working with the U.S. based BPL Association in an effort to help establish a

BPL Association of Canada with Electrolinks as one of the founding members. These actions are intended to establish Electrolinks as a key player and thought leader in the evolving North American BPL market.

3. Build out Utilities Partnership

A relationship model with Canadian utilities is essential for success in rural regions. Electrolinks is currently working with a number of key members of several hydro utilities to define a business model that will enable broadband to BPL rural customers while also providing a new revenue stream to the hydro utilities themselves. Electrolinks expects to have several models in place within the next few months.

Canadian governments, at both the federal level and the provincial level, have set aside funding to ensure that all Canadians have access to high speed internet services. Electrolinks is currently working with both levels of government on how to best bring BPL technology to those regions that are currently not served. Electrolinks is also reviewing the first set of rural region requests for proposal developed by community co-ops in preparation for the planned offering for these rural co-ops.

4. Develop the Electrolinks Sales Channel and Business Partner model

Electrolinks’ initial market entry is through key utilities, but over time the goal is to establish partner channels to enable the significant sales volume that is expected as BPL technology gains North American momentum.

Electrolinks is establishing three major categories for partners:

•	Utility business partners – A joint marketing and revenue sharing partner structure specifically with hydro utilities for the rural Canada market.
•

Technology extender partners – A program to establish partnerships with other technology providers that extend the value proposition of BPL. These include existing partnerships, as well as future needs in potential areas such as wireless and long range fiber.

•

Sales channel partners – Electrolinks will establish a partner sales channel to leverage the potential of the large number of companies that are currently marketing solutions to the hospitality and multi-commercial unit markets. Electrolinks will provide a partner friendly integrated solution product that sales partners will be able to market and deploy to customers.

Electrolinks anticipates executing on this market entry strategic plan over a period of approximately nine to twelve months.

Results of Operations

During the year ended September 30, 2007, our operations were limited to moving away from the exploration of mineral properties, finalizing those agreements pertaining to the intended acquisition of Electrolinks, and satisfying continuous public disclosure requirements. Since Electrolinks is in the development stage with no history of generating revenue, we cannot determine whether the Company will ever generate revenues from operations.

Revenues

The Company has not generated any revenues to date. We do not expect to receive revenues within the next twelve months sufficient to fund our operations, even in the event that the acquisition of Electrolinks is approved and completed. Electrolinks has only recently initiated the commercial application of its technology and has realized limited revenue to date.

Net Loss

For the period from inception January 19, 1999 to September 30, 2007, the Company recorded an operating loss of $225,024. Net losses for the three month period ended September 30, 2007 were $113,714 as compared to $10,018 for the three months ended September 30, 2006. Net losses for the year ended September 30, 2007 were $175,500 as compared to $44,024 for the year ended September 30, 2006. The Company’s operating losses in the current year are attributable to general and administrative expenses with a majority relating to expenses generated while finalizing the business agreement with Electrolinks. Expenses in prior periods have also included exploration costs directly related to our former precious metals exploration program. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2008 and due to the nature of our intended acquisition of Electrolinks or alternatively our search for another business opportunity cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to September 30, 2007.

Capital Resources and Liquidity

The Company had current assets of $277,915 and total assets of $277,915 as of the year ended September 30, 2007, consisting of cash on hand of $11,412 and expected proceeds from a loan receivable of $266,503. Net stockholders’ deficiency in the Company was $161,524 at September 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $94,604 for the period from inception to September 30, 2007. Cash flow used in operating activities for the year ended September 30, 2007 was $42,485 as compared to $32,024 in cash flow used in operating activities for the year ended September 30, 2006. Cash flow used in operating activities in the current year can be attributed to expenses associated with finalizing the business agreement with Electrolinks.

Cash flow provided from financing activities was $346,107 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the year ended September 30, 2007 was $295,107 as compared to $40,000 for the year ended September 30, 2006. Cash flow provided by financing activities in the current year consists entirely of shareholder loans.

Cash flows used in investing activities was $260,186 for the period from inception to September 30, 2007. Cash flows used in investing activities for the year ended September 30, 2007 was $255,186 as compared to $0 for the year ended September 30, 2006. Cash flow used in investing activities during 2007 consists of loans made to Electrolinks.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available to the Company on acceptable terms, if at all. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2007 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $225,024 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing Electrolinks’ business plan; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended September 30, 2007, are attached hereto as pages F-1 through F-10.

HIGH END VENTURES, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations and Deficit	F-4

Statements of Cash Flows	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of High End Ventures, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of High End Ventures, Inc. (a Development Stage Company) as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended September 30, 2007 and 2006 and for the period from the date of inception on January 19, 1999 to September 30, 2007. High End Venture’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High End Ventures, Inc. (a Development Stage Company) as of September 30, 2007 and the results of its operations and its cash flows for each of the years ended September 30, 2007 and 2006 and for the period from the date of inception on January 19, 1999 to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $225,024 since inception and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned business activity. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah 84107

December 21, 2007

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

September 30,
2007

ASSETS

Current assets
Cash and cash equivalents	$11,412
Loan receivable	266,503
Prepaid expenses	-

Total current assets	277,915

TOTAL ASSETS	$277,915

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	132,331
Accrued interest payable	12,001
Loans payable	295,107

Total current liabilities	439,439

TOTAL LIABILITIES	439,439

Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value;
15,850,000 common shares issued and outstanding (September 30, 2006 - 15,850,000)	15,850
Additional paid-in capital	47,650
Accumulated deficit	(225,024)

Total stockholders' deficit	(161,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	277,915

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			From January 19, 1999
	For the years ended		(Date of inception)
	September 30,		through September 30,
	2007	2006	2007

Revenue:	$-	$-	$-

Operating expenses
Exploration costs	-	17,000	17,000
General & administrative	174,815	27,024	207,339
Total Operating expenses	174,815	44,024	224,339

Net (Loss) from Operations	$(174,815)	$(44,024)	$(224,339)

Other income (expense)
Interest income	11,316	-	11,316
Interest expense	(12,001)	-	(12,001)
Total Other income (expense)	(685)	-	(685)

NET (LOSS)	$(175,500)	$(44,024)	$(225,024)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000

Net Loss Per Share (Basic and Fully Dilutive)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			January 19, 1999
			(Inception)
	For the years ended		through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(175,500)	$(44,024)	$(244,435)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	12,000	17,000
Changes in:
Loan receivable	(11,317)	-
Accounts payable and accrued liabilities	132,331	-	132,331
Accrued interest payable	12,001	-	-

Net cash used in operating activities	(42,485)	(32,024)	(94,604)

Cash flows from investing activities
Purchase mineral claims	-	-	(5,000)
Loan receivable principal advance	(255,186)	-	(255,186)

Net cash used in investing activities	(255,186)	-	(260,186)

Cash flows from financing activities
Payment of stock subscription receivable	-	24,000	24,000
Issuance of common stock for cash	-	16,000	27,000
Proceeds from loans payable	295,107	-	295,107

Net cash provided by financing activities	295,107	40,000	346,107

Increase (decrease) in cash and cash equivalents	(2,564)	7,976	(8,683)

Cash and cash equivalents, beginning of period	13,976	6,000	-

Cash and cash equivalents, end of period	$11,412	$13,976	$(8,683)
target	(2,564)
Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 19, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	Preferred Stock		Common Stock
	10,000,000 shares authorized		100,000,000 shares authorized		Additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	Accumulated
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	Deficit	Total

Issuance of common stock in exchange for services February, 1999	-	-	2,500,000	2,500	(2,000)	-	-	500
Balance September 30, 2004			2,500,000	2,500	(2,000)			500
Issuance of common stock for cash and subscriptions at $.004 per share	-	-	8,750,000	8,750	26,250	(24,000)	-	11,000
Net (loss) for period	-	-	-	-	-	-	(5,500)	(5,500)
Balance September 30, 2005	-	-	11,250,000	11,250	24,250	(24,000)	(5,500)	6,000
Payment of stock subscriptions	-	-	-	-	-	24,000	-	24,000
Issuance of common stock for mineral claims at $.004 per share	-	-	3,000,000	3,000	9,000	-	-	12,000
Issuance of common stock for cash at $.01per share	-	-	1,600,000	1,600	14,400	-	-	16,000
Net (loss) for period	-	-	-	-	-	-	(44,024)	(44,024)
Balance September 30, 2006	-	-	15,850,000	15,850	47,650	-	(49,524)	13,976
Net (loss) for period	-	-	-	-	-	-	(175,500)	(175,500)

Balance September 30, 2007			15,850,000	15,850	47,650	-	(225,024)	(161,524)

The accompanying notes are an integral part of these consolidated financial statements.

High End Ventures
(Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

High End Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company was previously engaged in exploration activities designed to identify economically viable deposits of precious metals, which activities were unsuccessful and have since been abandoned. During the final quarter of fiscal 2006 the Company decided to switch its attention to alternative business opportunities.

On September 21, 2006 the Company executed a letter of intent to acquire The Electrolinks Corporation (“Electrolinks”), a Toronto, Ontario based development stage company intending on providing “Smart Grid” applications for power utilities and buildings that will deliver Broadband over Power Line (BPL) services utilizing any form of existing electrical infrastructure. The Company executed a formal Securities Exchange Agreement and Plan of Exchange on October 23, 2006 to acquire 100% of the outstanding ownership of Electrolinks. Due to legal considerations relevant to the structure of the anticipated transaction, the Company and Electrolinks mutually agreed not to proceed with the agreement on September 18, 2007.

On September 18, 2007, the Company and Electrolinks executed a Business Combination Agreement and an Amalgamation Agreement in order to transact the acquisition of Electrolinks through the amalgamation of Power Grid Networks Ltd. (“Power Grid”) (a wholly owned subsidiary of the Company) and Electrolinks.

The Amalgamation Agreement provides for the following actions:

(a)	to amalgamate Power Grid and Electrolinks;
(b)	to exchange two Electrolinks shares for one share of the Company;
(c)	to exchange shares of Power Grid with the Company on a one for one basis for each share issued by the Company to acquire Electrolinks shares; and
(d)	to continue the business of Electrolinks through Power Grid.

The agreement anticipates the amalgamation of Electrolinks and Power Grid, entitling each stockholder of Electrolinks to one share of the common stock of the Company in exchange for two shares of the common stock of Electrolinks up to an aggregate of 21,584,183 shares of the Company for 43,168,366 shares of Electrolinks.

The Electrolinks stockholders will acquire approximately 57.7% of the issued and outstanding shares of common stock of the Company following the closing of the transaction. For accounting purposes, the transaction will be treated as a reverse merger with Electrolinks being the accounting acquirer and the go-forward financial statements will reflect Electrolinks’ history from its inception. The closing of the transaction is expected to take place as soon as is practicable subject to shareholder approval of the transaction and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended. The transaction has not obtained the requisite shareholder approvals as of the date of this report.

The Company has elected September 30 as the end of its fiscal year.

High End Ventures
(Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2  – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of High End Ventures, Inc. (the Company) for the years ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2007, the Company has not commenced its planned principal operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of September 30, 2007, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

High End Ventures
(Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2  – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings per Share

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At September 30 2007 and 2006 the Company did not have any potentially dilutive instruments outstanding.

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

Concentration of Credit Risk:

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2007, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent Accounting Pronouncements:

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but does not anticipate a material impact.

High End Ventures
(Development Stage Company)
Notes to Consolidated Financial Statements

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

NOTE 4 – LOAN RECEIVABLE

The Company has loaned Electrolinks $255,186 USD. This loan is secured and bears interest at a rate of 10% and is repayable upon demand. At September 30, 2007 interest receivable of $11,317 had been accrued on this loan.

NOTE 5 – MINERAL CLAIM

The Company entered into an agreement on October 31, 2005 to acquire a 100% interest in a mineral claim located in the Victoria Mining District in British Columbia, Canada.  The claim was acquired for $5,000 in cash and 600,000 shares of common stock valued at $12,000.  The purchase price of the claim approximated the historical cost basis of the previous owner of the claim.  Management has made a determination that the cost of the mineral claim will not be recovered and therefore the purchase price of $17,000 was charged to current operations as exploration costs in 2006.

NOTE 6 – SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $270,000 and $25,000 from third parties to assist with working capital needs. The loan of $270,000 bears interest at a rate of 10%. At September 30, 2007 interest of $12,001 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan. The Company also borrowed $107 from a shareholder as an interest-free, unsecured, demand loan.

NOTE 7 – COMMON STOCK

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this report.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officer and director as of December 21, 2007:

Name	Age	Position with the Company
Nadir Walji	56	President, Chief Executive Officer, Chief Financial Officer, and Director

Below is a brief description of the background and business experience of our current executive officer and director.

Nadir Walji was appointed as a director, principal accounting officer, secretary and treasurer of the Company on September 2, 2006 and was appointed as the Corporation’s chief executive officer on June 6, 2007.

Mr. Walji is a business consultant who has experience in developing the application of new technologies. He has partnered with ERA-GSM deploying wireless mobile communication networks in Poland and currently serves as an officer and director of certain public companies. Mr. Walji has served since 2000 as the secretary for Brasiclica Mining Corp., a copper mining company; as a director of Sudamet Ventures Inc., an inactive company from 2000; as a director of Chilean Gold Ltd., an inactive company since 2000; as a director of Orex Ventures Inc., an inactive company since 2000; and as a director of ComCam, Inc. from 2002 until November of 2004.

Term of Office

Our sole director has been appointed for a one (1) year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director, Mr. Walji.

Compensation

The director received no compensation for his services as director for the fiscal year ended September 30, 2007.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Nadir Walji is our sole director; accordingly, we do not have any independent directors.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee.

Our entire board of directors performs the functions of an audit committee, but no written charter governs the actions of our board of directors when performing the functions of that would generally be performed by an audit committee. Our board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. For the fiscal year ending September 30, 2007, our board of directors: 1) reviewed and discussed the audited financial statements with management, and 2) reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence. Based upon our board of directors’ review and discussion of the matters above, our board of directors authorized inclusion of the audited financial statements for the year ended September 30, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Commission.

Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has included a copy of our Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following individuals who during the period ended September 30, 2007 was a director, and officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Thomas Forzani, a beneficial owner of more than ten percent of our common stock;
•	Joseph Montgomery, a beneficial owner of more than ten percent of our common stock; and
•	Nadir Walji, our executive officer and director.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. The Company’s salaries are designed to retain the services of our executive officer. The Company’s stock awards are designed to provide compensation for extraordinary services to the Company. Salary and stock awards are currently the only types of compensation we utilize in our compensation program. We utilized these forms of compensation because we feel that they are adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for fiscal year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nadir Walji CEO, CFO, PAO, and director	2007	-	-	-	-	-	-	$60,000	$60,000

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 21, 2007, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Management, Nominees And Certain Beneficial Owners	Number of Shares	Percent of Class
Common	Nadir Walji, CEO, CFO, director c/o High End Ventures, Inc., Suite 2610, 1066 West Hastings Street, Vancouver BC, Canada V6E 3X2.	0	0%
Common	Thomas Forzani Calgary, AB Canada	2,500,000	15.8%
Common	Joseph Montgomery Vancouver, BC Canada	3,000,000	18.9%
Common	Officer and Directors as a Group	0	0%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Nadir Walji, our executive officer and director, receives $5,000 in management fees per month.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our annual report on Form 10-KSB and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2007 and 2006 were approximately $13,500 and $6,400, respectively.

Audit-Related Fees

Our auditors did not bill additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2007 and 2006 were $0 and $0 respectively.

Audit Committee Pre-Approval

The Company does not have a standing audit committee therefore all services provided to the Company by Madison & Associates CPA’s, as detailed above, were pre-approved by the Company’s board of directors. Madison & Associates CPA’s performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of December 2007.

High End Ventures, Inc. /s/ Nadir Walji Nadir Walji, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nadir Walji Nadir Walji	Director	December 21, 2007

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation (incorporated by reference from the Form SB-2 filed with the Commission on May 9, 2006).

3(ii)	* Bylaws (incorporated by reference from the Form SB-2 filed with the Commission on May 9, 2006).

10(i)	* Mineral Property Purchase Agreement, dated October 31, 2005 (incorporated by reference from the Form SB-2 filed with the Commission on May 9, 2006).

10(ii)

* Securities Exchange Agreement and Plan of Exchange between the Company and Electrolinks, dated October 23, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 27, 2006).

10(iii)

* Business Combination Agreement among the Company, Electrolinks, and Power Grid, dated September 18, 2007 (with the accompanying Amalgamation Agreement attached as Exhibit A) (incorporated by reference from the Form 8-K filed with the Commission on September 25, 2007).

14	Attached Code of Ethics, adopted as of December 21, 2007.

31

Attached  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Securities and Exchange Commission.