Form 10QSB
period 2007-12-31
HIGH END VENTURES, INC.
filed 2008-02-14
CIK 1357694

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52017

HIGH END VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	98-0219157 (I.R.S. Employer Identification No.)

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

Yes   ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of February 14, 2008 was 15,850,000.

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

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	December 31,	September 30,
	2007	2007
ASSETS

Current assets
Cash and cash equivalents	$11,882	$11,412
Loan receivable	271,411	266,503
Prepaid expenses	-	-

Total current assets	283,293	277,915

TOTAL ASSETS	$283,293	$277,915

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$175,497	$132,331
Accrued interest payable	18,778	12,001
Loans payable	315,107	295,107

Total current liabilities	509,382	439,439

TOTAL LIABILITIES	509,382	439,439

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value;
15,850,000 common shares issued and outstanding (September 30, 2007 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(289,589)	(225,024)

Total stockholders' deficit	(226,089)	(161,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$283,293	$277,915

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			From January
			19, 1999
			(date of inception)
	For the three months ended		through
	December 31,		December 31,
	2007	2006	2007

Revenue:	$-	$-	$-

Operating expenses
Exploration costs	-	-	17,000
General & administrative	63,661	13,976	271,000
Total Operating expenses	63,661	13,976	288,000

Net (Loss) from Operations	$(63,661)	$(13,976)	$(288,000)

Other income (expense)
Interest income	5,873	-	17,189
Interest expense	(6,777)	-	(18,778)
Total Other income (expense)	(904)	-	(1,589)

NET (LOSS)	$(64,565)	$(13,976)	$(289,589)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000

Net Loss Per Share (Basic and Fully Dilutive)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			January 19, 1999
			(inception)
	For the three months ended		through
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(64,565)	$(13,976)	$(289,589)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	-	12,000
Changes in:
Loan receivable	(4,908)	-	(16,225)
Accounts payable and accrued liabilities	43,166	-	175,497
Accrued interest payable	6,777	-	18,778

Net cash used in operating activities	(19,530)	(13,976)	(99,039)

Cash flows from investing activities
Purchase mineral claims	-	-	-
Loan receivable principal advance	-	-	(255,186)

Net cash used in investing activities	-	-	(255,186)

Cash flows from financing activities
Payment of stock subscription receivable	-	-	24,000
Issuance of common stock for cash	-	-	27,000
Proceeds from loans payable	20,000	-	315,107

Net cash provided by financing activities	20,000	-	366,107

Increase (decrease) in cash and cash equivalents	470	(13,976)	11,882

Cash and cash equivalents, beginning of period	11,412	13,976	-

Cash and cash equivalents, end of period	$11,882	$-	$11,882
target
Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2007

NOTE 1  – BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the three months ended December 31, 2007 and 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2007 and the results of operations and cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

The Company was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company was previously engaged in exploration activities designed to identify economically viable deposits of precious metals, which activities were unsuccessful and have since been abandoned. During the final quarter of fiscal 2006 the Company decided to switch its attention to alternative business opportunities.

On September 21, 2006 the Company executed a letter of intent to acquire The Electrolinks Corporation (“Electrolinks”), a Toronto, Ontario based development stage-company intent on providing “smart grid” applications for power utilities and buildings that will deliver Broadband over Power Line (BPL) services utilizing any form of existing electrical infrastructure. The Company executed a formal Securities Exchange Agreement and Plan of Exchange on October 23, 2006 to acquire 100% of the outstanding ownership of Electrolinks. Due to legal considerations relevant to the structure of the anticipated transaction, the Company and Electrolinks mutually agreed not to proceed with the agreement on September 18, 2007.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2007

NOTE 2 – NATURE AND PURPOSE OF BUSINESS - continued

The agreement anticipates the amalgamation of Electrolinks and Power Grid, entitling each stockholder of Electrolinks to one share of the common stock of the Company in exchange for two shares of the common stock of Electrolinks up to an aggregate of 21,584,183 shares of the Company for 43,168,366 shares of Electrolinks.

The Electrolinks stockholders would acquire approximately 57.7% of the issued and outstanding shares of common stock of the Company following the closing of the transaction. For accounting purposes, the transaction would be treated as a reverse merger with Electrolinks being the accounting acquirer and the go-forward financial statements would reflect Electrolinks’ history from its inception. The closing of the transaction is expected to take place as soon as is practicable subject to shareholder approval of the transaction and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended. The transaction had not obtained the requisite shareholder approval as of the date of this report.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2007

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At December 31 2007 and 2006 the Company did not have any potentially dilutive instruments outstanding.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2007

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2007, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 – LOAN RECEIVABLE

The Company has loaned Electrolinks $254,221 USD. This loan is secured and bears interest at a rate of 10% and is repayable upon demand. At December 31, 2007 interest of $17,190 had been accrued on this loan.

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

NOTE 7– SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $290,000 and $25,000 from third parties to assist with working capital needs. The loan of $290,000 bears interest at a rate of 10%. At December 31, 2007 interest of $18,778 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan. The Company also borrowed $107 from a shareholder as an interest free, unsecured, demand loan.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2007

NOTE 8 – COMMON STOCK

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

NOTE 9 – SUBSEQUENT EVENT

On February 12, 2008 the Company convened a special stockholders meeting to consider whether to approve the terms and conditions of the Business Combination Agreement and Amalgamation Agreement that would cause it to acquire Electrolinks. However, rather than vote on the matters presented due to quorum requirements, the Company moved to adjourn the special stockholders meeting to March 7, 2008 in order to provide its stockholders with additional time to consider the transaction.

ITEM 2.          MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation andResults of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this information statement. All information presented herein is based on our period ended December 31, 2007. Our fiscal year end is September 30.

General

Our plan of operation over the next year, subject to stockholder approval of our intent to acquire the business of The Electrolinks Corporation (“Electrolinks”), is to focus on Electrolinks’ business model. Electrolinks intends to provide “smart grid” applications for power utilities and buildings in addition to delivering broadband over power line (BPL) services over any form of existing electrical infrastructure.

The Electrolinks business model would require that we raise up to $5 million through private debt or equity placements to fund the development of Electrolinks’ BPL products, services and network. There can be no assurance that this funding would be available to us. Should our stockholders not approve the acquisition of Electrolinks, our plan of operation for the coming year will be to identify and acquire an alternative business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its own merits.

The Company’s Intended Business Strategy

Electrolinks is in the business development stage and is yet to earn important revenues from operations. Electrolinks may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to:

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

Results of Operations

During the period ended December 31, 2007, our operations were limited to finalizing those agreements pertaining to the intended acquisition of Electrolinks and satisfying continuous public disclosure requirements. Since Electrolinks is in the development stage with no history of generating substantial revenue, we cannot determine whether the Company will ever generate revenues from operations.

Revenues

The Company has not generated any revenues to date. We do not expect to receive revenues within the next twelve months sufficient to fund our operations, even in the event that the acquisition of Electrolinks is approved and completed. Electrolinks has only recently initiated the commercial application of its technology and has realized limited revenue to date.

Net Loss

For the period from inception January 19, 1999 to December 31, 2007, the Company recorded an operating loss of $289,589. Net losses for the three month period ended December 31, 2007 were $64,565 as compared to $13,976 for the three months ended December 31, 2006. The Company’s operating losses in the current three month period are attributable to general and administrative expenses including accounting costs and consulting fees. Expenses in prior periods have also included exploration costs directly related to our former precious metals exploration program. The Company has not generated any revenues since inception.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2007.

Capital Resources and Liquidity

The Company had current assets of $283,293 and total assets of $283,293 as of the three month period ended December 31, 2007, consisting of cash on hand of $11,882 and expected proceeds from a loan receivable of $271,411. Net stockholders' deficiency in the Company was $226,089 at December 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and shareholders’ equity.

Cash flow used in operating activities was $99,039 for the period from inception to December 31, 2007. Cash flow used in operating activities for the three month period ended December 31, 2007 was $19,530 as compared to $13,976 in cash flow used in operating activities for the three months ended December 31, 2006. Cash flow used in operating activities in the current three month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $366,107 for the period from inception to December 31, 2007. Cash flow provided by financing activities for the three month period ended December 31, 2007 was $20,000 as compared to $0 for the three months ended December 31, 2006.

Cash flows used in investing activities was $255,186 for the period from inception to December 31, 2007. There were no cash flows used in investing activities for the three month periods ended December 31, 2007 and 2006.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of December 31, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended September 30, 2007 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation and other sections, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since inception, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $289,589 at December 31, 2007. During the quarter ended December 31, 2007, we recorded a net loss of $64,565. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire Electrolinks and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire Electrolinks and develop Electrolinks’ business to a point that will produce revenue, which objectives can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to successfully fund the business development of Electrolinks.

One of the conditions of the agreements to acquire Electrolinks is the representation that the Company would use its best efforts to fund the business development of Electrolinks up to five million dollars ($5,000,000) within twelve months of closing. Since our business plan is currently dependent on the intended acquisition of Electrolinks, the prospect of satisfying this funding commitment is immediate and doubtful. We currently have insufficient capital to meet this condition and would have to rely on debt or equity offerings to meet this funding obligation. Should we be unable to realize this funding within one year of closing the transaction the successful development of the Electrolinks business plan may be called into doubt due to financial constraints which may ultimately force the Company to curtail or abandon operations.

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

We might not be successful in integrating the business operations of Electrolinks into our own operations, stifling growth and hindering the realization of a profit.

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

Electrolinks reported operating losses for the fiscal year ended December 31, 2006 of $1,248,239 and operating losses for the nine months ended September 30, 2007 of $1,067,891. The historical record indicates that Electrolinks has not realized sufficient revenue from its efforts to provide us with any certainty that revenue is forthcoming or that revenue will be sufficient to support operations. The sum of these indicators creates uncertainty as to whether Electrolinks will ever transition from losses to profits. Should Electrolinks continue to incur losses it would be unable to meet its working capital requirements which inability would stifle operations.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $289,589 as of December 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing Electrolinks’ business plan; and (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.       CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b)	Changes in Internal Controls

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 2008 the Company convened a special meeting of its stockholders that was subsequently adjourned based on quorum requirements to conduct business.

Stockholders were to consider (i) a proposal to change the name of the company to “Electrolinks International Corp.”; (ii) a proposal to approve the execution of the Business Combination Agreement, as amended, and the Amalgamation Agreement, both dated September 18, 2007, that would cause the Company to acquire Electrolinks; and (iii) a proposal to elect two individuals to the Company’s board of directors.

The special meeting of stockholders is scheduled to reconvene on March 7, 2008. Voting will remain open during the adjournment.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 28 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of February, 2008.

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

14	* Code of Ethics, adopted as of December 21, 2007 (incorporated by reference from the Form 10-KSB filed with the Commission on December 26, 2007).

31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.