Form 10QSB
period 2008-03-31
HIGH END VENTURES, INC.
filed 2008-05-12
CIK 1357694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of May 12, 2008 was 15,850,000.

PART I

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to High End Ventures, Inc., a Colorado corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	March 31,	September 30,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$11,980	$11,412
Loan receivable	277,766	266,503
Prepaid expenses	-	-

Total current assets	289,746	277,915

TOTAL ASSETS	$289,746	$277,915

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$214,886	$132,331
Accrued interest payable	26,046	12,001
Loans payable	320,107	295,107

Total current liabilities	561,039	439,439

TOTAL LIABILITIES	561,039	439,439

Commitments and contingencies
Shareholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value; 15,850,000 common shares issued and outstanding (September 30, 2007 – 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(334,793)	(225,024)

Total shareholders' deficit	(271,293)	(161,524)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$289,746	$277,915

The accompanying notes are an integral part of these financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

					From January 19, 1999
	For the three months ended		For the six months ended		(Date of inception)
	March 31,		March 31,		through March 31,
	2008	2007	2008	2007	2008

Revenue:	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	-	-	-	-	17,000
General & administrative	44,293	-	-	-	315,293
Total Operating expenses	44,293	6,120	107,954	20,096	332,293

Net (Loss) from Operations	$(44,293)	$(6,120)	$(107,954)	$(20,096)	$(332,293)

Other income (expense)
Interest income	6,356	-	12,229	-	23,545
Interest expense	(7,267)	-	(14,044)	-	(26,045)
Total Other income (expense)	(911)	-	(1,815)	-	(2,500)

NET (LOSS)	$(45,204)	$(6,120)	$(109,769)	$(20,096)	$(334,793)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	15,850,000

Net Loss Per Share (Basic and Fully Dilutive)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			January 19, 1999
			(Inception)
	For the six months ended		through
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(109,769)	$(20,096)	$(334,793)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	-	12,000
Changes in:
Loan receivable	(11,263)	-	(22,580)
Accounts payable and accrued liabilities	82,555	-	214,887
Accrued interest payable	14,045	-	26,046

Net cash used in operating activities	(24,432)	(20,096)	(103,941)

Cash flows from investing activities
Purchase mineral claims	-	-	-
Loan receivable principal advance	-	-	(255,186)

Net cash used in investing activities	-	-	(255,186)

Cash flows from financing activities
Payment of stock subscription receivable	-	-	24,000
Issuance of common stock for cash	-	-	27,000
Proceeds from loans payable	25,000	10,087	320,107

Net cash provided by financing activities	25,000	10,087	371,107

Increase (decrease) in cash and cash equivalents	568	(10,009)	11,980

Cash and cash equivalents, beginning of period	11,412	13,976	-

Cash and cash equivalents, end of period	$11,980	$3,967	$11,980
target
Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the six months ended March 31, 2008 and 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the six months ended March 31, 2008 and 2007. The results of operations for the six months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

On October 23, 2006 the Company executed an agreement to acquire The Electrolinks Corporation (“Electrolinks”), a Toronto, Ontario based development stage-company intent on providing “smart grid” applications for power utilities and buildings designed to deliver broadband over power line (BPL) services utilizing any form of existing electrical infrastructure. The parties agreed not to proceed with the agreement on September 18, 2007 and entered into new agreements to implement the intent of the transaction. Nonetheless, the Company’s shareholders could not satisfy corporate quorum requirements on two separate occasions to consider the transaction. As a result of that failure, the agreements for the Company to acquire Electrolinks expired on their own terms and conditions.

The Company is currently without operations and is in the process of identifying an alternative business opportunity through merger or acquisition.

The Company has elected September 30 as the end of its fiscal year.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2008

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At March 31 2008 and 2007 the Company did not have any potentially dilutive instruments outstanding.

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

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2008, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on its financial statements.

NOTE 5 – LOAN RECEIVABLE

The Company has loaned Electrolinks $254,221. This loan bears interest at a rate of 10% and is repayable upon demand. At March 31, 2008 interest of $23,545 had been accrued on this loan.

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

NOTE 7– SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $295,000 and $25,000 from third parties to assist with working capital needs. The loan of $295,000 bears interest at a rate of 10%. At March 31, 2008 interest of $26,046 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan.

NOTE 8 – COMMON STOCK

On September 2, 2006, management authorized a 5 for 1 forward split of the outstanding shares of common stock.  This split has been applied retroactively in the financial statements as if the split had occurred at inception of the Company.

ITEM 2.     MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition . The following discussion should be read in conjunction with our financial statements and notes thereto included in this information statement. All information presented herein is based on our period ended March 31, 2008. Our fiscal year end is September 30.

General

The Company is no longer pursuing the acquisition of The Electrolinks Corporation and is currently in the process of identifying an alternative business opportunity through merger or acquisition.

On October 23, 2006 the Company executed an agreement to acquire Electrolinks, a Toronto, Ontario based development stage-company intent on providing “smart grid” applications for power utilities and buildings designed to deliver broadband over power line (BPL) services utilizing any form of existing electrical infrastructure. The parties agreed not to proceed with the agreement on September 18, 2007 and entered into new agreements to implement the intent of the transaction. Nonetheless, the Company’s shareholders could not satisfy corporate quorum requirements on two separate occasions to consider the transaction. As a result of that failure, the agreements for the Company to acquire Electrolinks expired on their own terms and conditions.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 over the next twelve months to continue the search for a suitable business opportunity and sustain minimum operations. We may in addition require approximately $300,000 to satisfy amounts currently payable in the event that loans made to Electrolinks are not repaid in the near term. The required funding is currently not available. Should the Company transact a suitable business opportunity within the next twelve months its funding requirements will change.

Results of Operations

During the three and six month periods ended March 31, 2008, our operations were focused on those agreements intended to cause us to acquire Electrolinks, preparing for special meetings to consider the acquisition of Electrolinks, and satisfying continuous public disclosure requirements.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, and interest expenses.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Revenues

The Company has not generated revenues since inception. We do not expect to receive revenues within the next twelve months and cannot determine whether we will ever generate revenues from operations.

Net Loss

For the period from inception on January 19, 1999 to March 31, 2008, the Company recorded an operating loss of $334,793. Net losses for the three month period ended March 31, 2008 were $ 45,204 as compared to $6,120 for the three months ended March 31, 2007. Net losses for the six month period ended March 31, 2008 were $ 109,769 as compared to $20,096 for the six months ended March 31, 2007. The Company’s net losses in the current three and six month periods are attributable to general and administrative expenses including accounting costs and consulting fees. Expenses in prior periods have also included exploration costs.

The Company expects to continue to operate at a loss through fiscal 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2008.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and shareholders’ equity.

Cash flow used in operating activities was $103,941 for the period from inception to March 31, 2008. Cash flow used in operating activities for the six month period ended March 31, 2008 was $24,432 as compared to $20,096 for the six months ended March 31, 2007. Cash flow used in operating activities in the current six month period can be primarily attributed to general and administrative expenses, which consist primarily of accounting costs and consulting expenses.

Cash flow provided from financing activities was $371,107 for the period from inception to March 31, 2008. Cash flow provided by financing activities for the six month period ended March 31, 2008 was $ 25 ,000 as compared to $10,087 for the six months ended March 31, 2007. Cash flow provided from financing activities in the current six month period is attributed to the proceeds from a loan.

Cash flows used in investing activities was $255,186 for the period from inception to March 31, 2008 which investment consisted of a series of loans to Electrolinks . No cash flows were used in investing activities for the six month periods ended March 31, 2008 or 2007 .

The Company had a working capital deficit of $271,293 as of March 31, 2008 as compared to a working capital deficit of $161,524 as of September 30, 2007. The Company had current and total assets of $289,746 as of March 31, 2008, consisting of cash on hand of $11,980 and expected proceeds from a loan receivable of $277,766 due from Electrolinks. On March 31, 2008 the Company had accounts payable of $214,886, loans payable of $320,107, and an accrued interest obligation of $26,046.

We do not have sufficient current assets to meet our current obligations or satisfy cash needs over the next twelve months and will be required to pursue debt or equity financing to maintain operations. Sources for such prospective financing may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. Although we have funded our cash needs from inception sales of our equity and a series of debt transactions, we can provide no assurance that we will be able to obtain the required financing. The Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation and other sections, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors, below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since inception, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $334,793 at March 31, 2008. During the six months ended March 31, 2008 , we recorded a net loss $109,769. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire a business and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire or develop a revenue producing business, which acquisition can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to acquire or develop a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition or development of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a favorable position to improve its financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire or develop a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company’s shareholders may face significant restrictions on their stock.

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

15g-3      which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

15g-4      which explains that compensation of broker/dealers must be disclosed;

15g-5      which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

15g-6      which outlines that broker/dealers must send out monthly account statements; and

15g-9     which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $225,024 as of September 30, 2007, our dependence on raising capital to sustain operations, and our failure to establish profitable operations.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; and (iv) obtaining loans and grants from various financial institutions where possible.

Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

ITEM 3A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-QSB, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Material Weakness

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness attributed to a lack of oversight of management’s operation of the Company. Our sole executive officer, who also acts as the sole member of our board of directors, cannot provide an adequate level of control over our financial reporting and procedures since there is no viable independent process for considering management’s accounting for and reporting of transactions.

Due to this material weakness in internal control over financial reporting, the Company’s management has concluded, as of March 31, 2008, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends to remedy the material weakness identified by expanding its board of directors in order to implement a viable process for considering management’s accounting for and reporting of transactions by directors independent of management.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On each of February 12, 2008 and March 7, 2008, we intended to hold a special meeting of our shareholders to consider (i) a proposal to change the name of the company to “Electrolinks International Corp.”; (ii) a proposal to approve the execution of certain agreements that would cause the us to acquire Electrolinks; and (iii) a proposal to elect two individuals to the our board of directors. However, the Company’s inability to satisfy corporate quorum requirements on the respective meeting dates to consider the matters presented caused an initial adjournment and subsequent decision not to proceed. As a result of that failure, the agreements for the Company to acquire Electrolinks expired on their own terms and conditions.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2008.

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

10(iv) *     Amendment to the Business Combination Agreement dated November 9, 2007 (incorporated by reference from Schedule 14A, Exhibit B, filed with the Commission on January 25, 2008).

10(v) *         Funding and Revenue Sharing Agreement dated December 31, 2007 (incorporated by reference from Schedule 14A, Exhibit C, filed with the Commission on January 25, 2008).

14 *     Code of Ethics, adopted as of December 21, 2007 (incorporated by reference from the Form 10-KSB filed with the Commission on December 26, 2007).

31           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated by reference from previous filings of the Company.