Form 10QSB
period 2008-06-30
HIGH END VENTURES, INC.
filed 2008-08-07
CIK 1357694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of August 7, 2008 was 15,850,000.

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

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	June 30,	September 30,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$ 19,653	$ 11,412
Loan receivable	-	266,503

Total current assets	19,653	277,915

TOTAL ASSETS	$ 19,653	$ 277,915

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 228,016	$ 132,331
Accrued interest payable	33,633	12,001
Loans payable	337,107	295,107

Total current liabilities	598,756	439,439

TOTAL LIABILITIES	598,756	439,439

Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001
par value; 15,850,000 common shares issued and outstanding (September 30, 2007 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(642,603)	(225,024)

Total stockholders' deficit	(579,103)	(161,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 19,653	$ 277,915

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

					From January 19, 1999
	For the three months ended		For the nine months ended		(Date of inception) through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenue:	$ -	$ -	$ -	$ -	$ -

Operating expenses
Exploration costs	-	-	-	-	17,000
General & administrative	22,456	41,115	130,410	61,212	337,749
Impairment on loan receivable	284,122	-	284,122	-	284,122
Total Operating expenses	306,578	41,115	414,532	61,212	638,871

Net (Loss) from Operations	$ (306,578)	$ (41,115)	$ (414,532)	$ (61,212)	$ (638,871)

Other income (expense)
Interest income	6,356	4,812	18,584	4,812	29,901
Interest expense	(7,588)	(5,386)	(21,631)	(5,386)	(33,633)
Total Other income (expense)	(1,232)	(574)	(3,047)	(574)	(3,732)

NET (LOSS)	$ (307,810)	$ (41,689)	$ (417,579)	$ (61,786)	$ (642,603)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	15,850,000

Net Loss Per Share (Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			January 19, 1999
			(inception)
	For the nine months ended		through
	June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$ (417,579)	$ (61,786)	$ 642,603)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	-	12,000
Changes in:
Loan receivable	(17,619)	(4,812)	(29,901)
Impairment of loan receivable	284,122	-	284,122
Accounts payable and accrued liabilities	95,686	40,305	228,016
Accrued interest payable	21,632	5,386	33,633
Net cash used in operating activities	(33,759)	(20,907)	(114,233)

Cash flows from investing activities
Purchase mineral claims	-	-	-
Loan receivable principal advance	-	(239,221)	(254,221)
Net cash used in investing activities	-	(239,221)	(254,221)

Cash flows from financing activities
Payment of stock subscription receivable	-	-	24,000
Issuance of common stock for cash	-	-	27,000
Proceeds from loans payable	42,000	260,107	337,107
Net cash provided by financing activities	42,000	260,107	388,107

Increase (decrease) in cash and cash equivalents	8,241	(21)	19,653

Cash and cash equivalents, beginning of period	11,412	13,976	-

Cash and cash equivalents, end of period	$ 19,653	$ 13,955	$ 19,653

Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the nine months ended June 30, 2008 and 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the nine months ended June 30, 2008 and 2007. The results of operations for the nine months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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
AS AT JUNE 30, 2008

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
AS AT JUNE 30, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At June 30 2008 and 2007 the Company did not have any potentially dilutive instruments outstanding.

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

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2008, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2008

NOTE 5 – LOANS RECEIVABLE

The Company loaned Electrolinks $254,221, including principal and interest of $29,901 as of June 30, 2008 in anticipation of acquiring said entity as a wholly owned subsidiary. The agreement to complete that transaction has since been abandoned and these loans receivable from Electrolinks are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by Electrolinks, management has decided to impair the value of these loans as of June 30, 2008.

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

NOTE 7– SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company borrowed $312,000 and $25,000 from third parties to assist with working capital needs. The loan of $312,000 bears interest at a rate of 10%. At June 30, 2008 interest of $33,633 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan.

NOTE 8 – COMMON STOCK

On September 2, 2006, management authorized a 5 for 1 forward split of the outstanding shares of common stock.  This split has been applied retroactively in the financial statements as if the split had occurred at inception of the Company.

ITEM 2.     MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this information statement. All information presented herein is based on our period ended June 30, 2008. Our fiscal year end is September 30.

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

The Company’s plan of operation will require $100,000 over the next twelve months to continue the search for a suitable business opportunity and sustain minimum operations. We may in addition require up to $350,000 to satisfy amounts payable, in the event that loans made to The Electrolinks Corporation (“Electrolinks”) are not repaid in the near term, which funding is currently not available. Should we transact a suitable business opportunity within the next twelve months our funding requirements will change.

Results of Operations

During the three and nine month periods ended June 30, 2008, our operations were focused on (i) those agreements intended to cause us to acquire Electrolinks, (ii) preparing for and holding special meetings to consider the acquisition of Electrolinks for which we did not satisfy quorum requirements, (iii) resuming the process of identifying a prospective business opportunity for merger or acquisition, and (iv) satisfying continuous public disclosure requirements.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans to Electrolinks and interest expenses.

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

Net Loss

For the period from inception on January 19, 1999 to June 30, 2008, the Company recorded an operating loss of $642,603. Net losses for the three month period ended June 30, 2008 were $307,810 as compared to $41,689 for the three months ended June 30, 2007. Net losses for the nine month period ended June 30, 2008 were $417,579 as compared to $61,786 for the nine months ended June 30, 2007. The Company’s net losses in the current three and nine month periods are primarily attributable an impairment on loans receivable of $284,122 and general and administrative expenses including accounting costs and consulting fees.

The Company expects to continue to operate at a loss through fiscal 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2008.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and shareholders’ equity.

The Company had a working capital deficit of $579,103 as of June 30, 2008 as compared to a working capital deficit of $161,524 as of our year ended September 30, 2007. The Company had current and total assets of $19,653 as of June 30, 2008, consisting solely of cash on hand. On June 30, 2008 the Company had accounts payable of $228,016, loans payable of $337,107, and an accrued interest obligation of $33,633.

Cash flow used in operating activities was $114,233 for the period from inception to June 30, 2008. Cash flow used in operating activities for the nine month period ended June 30, 2008 was $33,759 as compared to $20,907 for the nine months ended June 30, 2007. Cash flow used in operating activities in the current nine month period can be primarily attributed to general and administrative expenses, which consist primarily of accounting costs and consulting expenses. The Company expects to continue to use cash flow in operating activities in future periods.

Cash flow provided by financing activities was $388,107 for the period from inception to June 30, 2008. Cash flow provided by financing activities for the nine month period ended June 30, 2008 was $42,000 as compared to $260,107 for the nine months ended June 30, 2007. Cash flow provided from financing activities in the current nine month period is attributed to the proceeds from a loan. The Company expects to seek cash flow provided by financing activities in future periods in order to fund operations.

Cash flows used in investing activities was $254,221 for the period from inception to June 30, 2008 which investment consisted of a series of loans to Electrolinks. Cash flows used in investing activities for the nine month period ended June 30, 2008 was $0 as compared to $239,221 for the nine months ended June 30, 2007 which amount has been impaired due to uncertainty as to the satisfaction of amounts owed. The Company expects to continue to use cash flow in investing activities on acquiring or developing a suitable business opportunity.

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

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

The Company had no commitments for future capital expenditures that were material at June 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to shareholders.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has no outstanding stock options or related stock option expense as of June 30, 2008.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Since inception, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $642,603 at June 30, 2008. During the nine months ended June 30, 2008, we recorded a net loss $417,579. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire a business and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire or develop a revenue producing business, which acquisition can in no way be assured.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of our dependence on raising capital to sustain operations, our failure to establish profitable operations, and an accumulated deficit of $225,024 as of September 30, 2007, which has increased to $642,603 as of June 30, 2008.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) obtaining funding from private placement sources, (ii) obtaining additional funding from the sale of the Company’s securities, (iii) establishing revenues from prospective business opportunities, and (iv) obtaining loans and grants from various financial institutions where possible.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of August, 2008.

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