Form 10-Q
period 2008-12-31
HIGH END VENTURES, INC.
filed 2009-02-19
CIK 1357694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008.

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

41 44 202 00 80

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At February 18, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,850,000.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to High End Ventures, Inc., a Colorado corporation, and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	December 31,	September 30,
	2008	2008

ASSETS

Current assets
Cash and cash equivalents	$ 4,881	$ 5,557

Total current assets	4,881	5,557

TOTAL ASSETS	$ 4,881	$ 5,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 266,978	$ 255,419
Accrued interest payable	49,234	41,433
Loans payable	340,107	337,107

Total current liabilities	656,319	633,959

TOTAL LIABILITIES	656,319	633,959

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at
$0.001 par value; 15,850,000 common shares issued and outstanding (September 30, 2008 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(714,938)	(691,902)

Total stockholders' deficit	(651,438)	(628,402)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,881	$ 5,557

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			From January 19, 1999 (Date of
	For the three months ended		inception) through
	December 31,		December 31,
	2008	2007	2008

Revenue:	$ -	$ -	$ -

Operating expenses
Exploration costs	-	-	17,000
General & administrative	15,235	63,661	394,483
Impairment on loan receivable	-	-	284,122
Total Operating expenses	15,235	63,661	695,605

Net (Loss) from Operations	$ (15,235)	$ (63,661)	$ (695,605)

Other income (expense)
Interest income	-	5,873	29,901
Interest expense	(7,801)	(6,777)	(49,234)
Total Other income (expense)	(7,801)	(904)	(19,333)

NET (LOSS)	$ (23,036)	$ (64,565)	$ (714,938)

Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000

Net Loss Per Share (Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			Jan. 19, 1999
			(Inception)
	For the three months ended		through
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$ (23,036)	$ (64,565)	$ (714,938)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	-	12,000
Changes in:
Loan receivable	-	(4,908)	(29,901)
Impairment of loan receivable	-	-	284,122
Accounts payable and accrued liabilities	11,559	43,166	266,978
Accrued interest payable	7,801	6,777	49,234

Net cash used in operating activities	(3,676)	(19,530)	(132,005)

Cash flows from investing activities
Purchase mineral claims	-	-	-
Loan receivable principal advance	-	-	(254,221)

Net cash used in investing activities	-	-	(254,221)

Cash flows from financing activities
Payment of stock subscription receivable	-	-	24,000
Issuance of common stock for cash	-	-	27,000
Proceeds from loans payable	3,000	20,000	340,107

Net cash provided by financing activities	3,000	20,000	391,107

Increase (decrease) in cash and cash equivalents	(676)	470	4,881

Cash and cash equivalents, beginning of period	5,557	11,412	-

Cash and cash equivalents, end of period	$ 4,881	$ 11,882	$ 4,881
target
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the three months ended December 31, 2008 and 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and the results of operations and cash flows for the three months ended December 31, 2008 and 2007. The results of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of December 31, 2008, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

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

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the three months ended December 31, 2008 the Company did not maintain cash deposits at financial institutions in excess of the limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Earnings per Share

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the period plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At December 31 2008 and 2007 the Company did not have any potentially dilutive instruments outstanding.

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Concentration of Credit Risk:

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2008, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

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

NOTE 5 – LOAN RECEIVABLE

The Company loaned Electrolinks $254,221, including principal and interest of $29,901 as of December 31, 2008 in anticipation of acquiring said entity as a wholly owned subsidiary. The agreement to complete that transaction has since been abandoned and these loans receivable from Electrolinks are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by Electrolinks, management has decided to impair the value of these loans as of December 31, 2008.

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

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

NOTE 7 – SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company has borrowed $315,000 and $25,000 from third parties to assist with working capital needs. The loan of $315,000 originated from a company affiliated with our current executive officer and director and bears interest at a rate of 10%. At December 31, 2008 interest of $49,234 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan. The Company’s sole executive officer has unpaid fees in the amount of $7,500 at December 31, 2008.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is September 30. All information presented herein is based on the three month periods ended December 31, 2008.

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

The Company’s plan of operation will require $100,000 in funding over the next 12 months which funding is not currently available. Additionally, we will require more than $650,000 to satisfy amounts payable which funding is currently not available. Should we merge with or acquire a suitable business opportunity within the next 12 months our funding requirements will change.

Results of Operations

During the three month period ended December 31, 2008 our operations were focused on (i) identifying a prospective business opportunity for merger or acquisition, and (ii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans to The Electrolinks Corporation during our attempts to acquire them as a wholly owned subsidiary, and interest expenses.

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

Net Losses

For the period from January 19, 1999, date of inception, until December 31, 2008, the Company incurred a net loss of $714,938. Net losses for the three months ended December 31, 2008 were $23,036 as compared to $64,565 for the three months ended December 31, 2007. The Company’s net losses are primarily attributable to operating expenses. Our operating expenses include exploration costs, general and administrative expenses, and impairments. General and administrative expenses include professional and consulting fees, compensation costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to a decrease in general and administrative expenses.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

As of December 31, 2008, the Company had current and total assets of $4,881 and a working capital deficit of $651,438. Our assets consist of solely of cash on hand. The Company had current and total liabilities of $656,319, consisting of $266,978 in accounts payable, $49,234 in interest payable, and $340,107 in loans payable. Net stockholders’ deficit in the Company was $651,438 at December 31, 2008.

Cash flow used in operating activities was $132,005 for the period from inception to December 31, 2008. Cash flow used in operating activities for the three months ended December 31, 2008 was $3,676 as compared to $19,530 for the three months ended December 31, 2007. The cash flow used in operating activities in the current period was due to net losses.

Cash flow used in investing activities was $254,221 for the period from inception to December 31, 2008. Cash flow used in investing activities for the three months ended December 31, 2008 and 2007 was $0.

Cash flow provided by financing activities was $391,107 for the period from inception to December 31, 2008. Cash flow provided by financing activities for the three months ended December 31, 2008 was $3,000 as compared to $20,000 for the three months ended December 31, 2007. Cash flow provided by financing activities in the current period was due to proceeds from loans payable.

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

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for future capital expenditures.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have noted substantial doubt as to our ability to continue as a going concern as a result of our dependence on raising capital to sustain operations, our failure to establish profitable operations, and an accumulated deficit of $691,902 at September 30, 2008. Such deficit has increased to $714,938 as of December 31, 2008. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) obtaining funding from private placement sources, (ii) obtaining additional funding from the sale of the Company’s securities, (iii) establishing revenues from prospective business opportunities, and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended September 30, 2008 included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations; and

•	the volatility of the stock market and general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 1A.     RISK FACTORS

Risks Related to the Company’s Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

The Company has never realized revenue from operations, resulting in continuing losses and an accumulated deficit of $714,938 at December 31, 2008. During the three months ended December 31, 2008, we recorded a net loss of $23,036. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

Our internal controls over financial reporting were not considered effective at September 30, 2008, which may result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting with our Form 10-K filing. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. As we were unable assert that our internal controls were fully effective, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High End Ventures, Inc.

/s/ Kurt Dalmata                         February 18, 2009

Kurt Dalmata

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit       Description

3(i) *             Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).

3(ii) *            By-laws of the Company (incorporated herein by reference from Exhibit No. 3(ii) of the Company's Form SB-2 as filed with the Commission on May 9, 2006).

10(i) *          Business Combination Agreement among the Company, Electrolinks, and Power Grid, dated September 18, 2007 (incorporated by reference from the Form 8-K filed with the Commission on September 25, 2007).

10(ii) *          Amendment to the Business Combination Agreement dated November 9, 2007 (incorporated by reference from Schedule 14A, Exhibit B, filed with the Commission on January 25, 2008).

10(iii) *           Funding and Revenue Sharing Agreement dated December 31, 2007 (incorporated by reference from Schedule 14A, Exhibit C, filed with the Commission on January 25, 2008).

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