Form 10-Q
period 2009-03-31
HIGH END VENTURES, INC.
filed 2009-06-19
CIK 1357694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At June 19, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,850,000.

Return to Table of Contents

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

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	March 31,	September 30,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$ 4,720	$ 5,557

Total current assets	4,720	5,557

TOTAL ASSETS	$ 4,720	$ 5,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 276,226	$ 255,419
Accrued interest payable	57,238	41,433
Loans payable	350,892	337,107

Total current liabilities	684,356	633,959

TOTAL LIABILITIES	684,356	633,959

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at
$0.001 par value; 15,850,000 common shares issued and outstanding (September 30, 2008 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(743,136)	(691,902)

Total stockholders' deficit	(679,636)	(628,402)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,720	$ 5,557

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					From January 19, 1999
	For the three months ended		For the six months ended		(Date of inception)
	March 31,		March 31,		through March 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Operating expenses
Exploration costs	-	-	-	-	17,000
General & administrative	20,194	44,293	35,429	107,954	414,677
Impairment on loan receivable	-	-	-	-	284,122
Total Operating expenses	20,194	44,293	35,429	107,954	715,799

Net (Loss) from Operations	$ (20,194)	$ (44,293)	$ (35,429)	$ (107,954)	$ (715,799)

Other income (expense)
Interest income	-	6,356	-	12,229	29,901
Interest expense	(8,004)	(7,267)	(15,805)	(14,044)	(57,238)
Total Other income (expense)	(8,004)	(911)	(15,805)	(1,815)	(27,337)

NET (LOSS)	$ (28,198)	$ (45,204)	$ (51,234)	$ (109,769)	$ (743,136)
Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	15,850,000
Net Loss Per Share (Basis and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

			Jan. 19, 1999
			(Inception)
	For the six months ended		through
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$ (51,234)	$ (109,769)	$ (743,136)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	-	-	500
Write off mineral claims	-	-	12,000
Changes in:
Loan receivable	-	(11,263)	(29,901)
Impairment of loan receivable	-	-	284,122
Accounts payable and accrued liabilities	20,807	82,555	276,226
Accrued interest payable	15,805	14,045	57,238

Net cash used in operating activities	(14,622)	(24,432)	(142,951)

Cash flows from investing activities
Purchase mineral claims	-	-	-
Loan receivable principal advance	-	-	(254,221)

Net cash used in investing activities	-	-	(254,221)

Cash flows from financing activities
Payment of stock subscription receivable	-	-	24,000
Issuance of common stock for cash	-	-	27,000
Proceeds from loans payable	13,785	25,000	350,892

Net cash provided by financing activities	13,785	25,000	401,892

Increase (decrease) in cash and cash equivalents	(837)	568	4,720

Cash and cash equivalents, beginning of period	5,557	11,412	-

Cash and cash equivalents, end of period	$ 4,720	$ 11,980	$ 4,720
target
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the six months ended March 31, 2009 and 2008 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of operations and cash flows for the six months ended March 31, 2009 and 2008. The results of operations for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

High End Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 19, 1999.  The Company was previously engaged in exploration activities designed to identify economically viable deposits of precious metals, which activities were abandoned. During the final quarter of fiscal 2006 the Company decided to switch its attention to alternative business opportunities.

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

March 31, 2009

NOTE 4 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of March 31, 2009, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

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

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the six months ended March 31, 2009 the Company did not maintain cash deposits at financial institutions in excess of the limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Earnings per Share

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the period plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At March 31 2009 and 2008 the Company did not have any potentially dilutive instruments outstanding.

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

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

Concentration of Credit Risk:

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2009, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

March 31, 2009

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

NOTE 5 – LOAN RECEIVABLE

The Company loaned Electrolinks $254,221, including principal and interest of $29,901 as of March 31, 2009 in anticipation of acquiring said entity as a wholly owned subsidiary. The agreement to complete that transaction has since been abandoned and loans receivable from Electrolinks are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by Electrolinks, management impaired the value of these loans as of June 30, 2008.

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

March 31, 2009

NOTE 7 – SHORT TERM LOANS PAYABLE – RELATED PARTY TRANSACTIONS

The Company has borrowed $325,875 and $25,000 from third parties to assist with working capital needs. The loan of $325,875 originated from a company affiliated with our current executive officer and director and bears interest at a rate of 10%. At March 31, 2009 interest of $57,238 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan. The Company’s sole executive officer has unpaid fees in the amount of $15,000 at March 31, 2009.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is September 30. All information presented herein is based on the three and six month periods ended March 31, 2009.

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

Results of Operations

During the six month period ended March 31, 2009 our operations were focused on (i) identifying a prospective business opportunity for merger or acquisition, and (ii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

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

Net Losses

For the period from January 19, 1999, date of inception, until March 31, 2009, the Company incurred a net loss of $743,136. Net losses for the three months ended March 31, 2009 were $28,198 as compared to $45,204 for the three months ended March 31, 2008. Net losses for the six months ended March 31, 2009 were $51,234 as compared to $109,769 for the six months ended March 31, 2008. The Company’s net losses are primarily attributable to operating expenses and loan impairment. Our operating expenses include exploration costs and general and administrative expenses. General and administrative expenses include professional and consulting fees, compensation costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to a decrease in general and administrative expenses.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

As of March 31, 2009, the Company had current and total assets of $4,720 and a working capital deficit of $679,636. Our assets consist of solely of cash on hand. The Company had current and total liabilities of $684,356, consisting of $276,226 in accounts payable, $57,238 in interest payable, and $350,892 in loans payable. Net stockholders’ deficit in the Company was $679,636 at March 31, 2009.

Cash flow used in operating activities was $142,951 for the period from inception to March 31, 2009. Cash flow used in operating activities for the six months ended March 31, 2009 was $14,622 as compared to $24,432 for the six months ended March 31, 2008. Cash flow used in operating activities in the current period can be attributed to net losses.

Cash flow used in investing activities was $254,221 for the period from inception to March 31, 2009. Cash flow used in investing activities for the six months ended March 31, 2009 and 2008 was $0.

Cash flow provided by financing activities was $401,892 for the period from inception to March 31, 2009. Cash flow provided by financing activities for the six months ended March 31, 2009 was $13,785 as compared to $25,000 for the six months ended March 31, 2008. Cash flow provided by financing activities in the current period was due to proceeds from loans payable.

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

Off Balance Sheet Arrangements

As of March 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have noted substantial doubt as to our ability to continue as a going concern as a result of our dependence on raising capital to sustain operations, our failure to establish profitable operations, and an accumulated deficit of $691,902 at September 30, 2008. Such deficit has increased to $743,136 as of March 31, 2009. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) obtaining funding from private placement sources, (ii) obtaining additional funding from the sale of the Company’s securities, (iii) establishing revenues from prospective business opportunities, and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

The Company has never realized revenue from operations, resulting in continuing losses and an accumulated deficit of $743,136 at March 31, 2009. During the three months ended March 31, 2009, we recorded a net loss of $28,198. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

High End Ventures, Inc.                         Date

/s/ Kurt Dalmata                              June 19, 2009

Kurt Dalmata

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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