Form 10-Q
period 2009-06-30
HIGH END VENTURES, INC.
filed 2009-08-14
CIK 1357694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-52017

———————

HIGH END VENTURES, INC.

(Exact name of registrant as specified in its charter)

———————

Colorado	98-0219157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seestrasse 8, Zollikon , CH-8702, Switzerland

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

At August 10, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,850,000.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

1

ITEM 1.          FINANCIAL STATEMENTS

1

Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited)

2

Statements Of Operations for the three month and nine month periods ended
June 30, 2009 and June 30, 2008 and the period from inception

3

Statements Of Cash Flows for the nine month periods ended June 30, 2009 and
June 30, 2008 and the period from inception

4

Notes to Unaudited Financial Statements

5

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

9

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

ITEM 4T.        CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

15

ITEM 1.          LEGAL PROCEEDINGS

15

ITEM 1A.       RISK FACTORS

15

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

15

ITEM3.           DEFAULTS ON SENIOR SECURITIES

15

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5.          OTHER INFORMATION

15

ITEM 6.          EXHIBITS

16

Index to Exhibits

Signatures

i

PART I - FINANCIAL INFORMATION

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

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	September 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$5,102	$5,557

Total current assets	5,102	5,557

TOTAL ASSETS	$5,102	$5,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$291,915	$255,419
Accrued interest payable	65,402	41,433
Loans payable	356,767	337,107

Total current liabilities	714,084	633,959

TOTAL LIABILITIES	714,084	633,959

Commitments and contingencies
Stockholders' deficit
Common stock
100,000,000 common shares authorized at $0.001 par value; 15,850,000 common shares issued and outstanding (September 30, 2008 - 15,850,000)	15,850	15,850
Additional paid-in capital	47,650	47,650
Accumulated deficit	(772,482)	(691,902)

Total stockholders' deficit	(708,982)	(628,402)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,102	$5,557

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From January 19, 1999
	For the three months ended		For the nine months ended		(Date of inception)
	June 30,		June 30,		through June 30,
	2009	2008	2009	2008	2009
Revenue:	$––	$––	$––	$––	$––
Operating expenses
Exploration costs	––	––	––	––	17,000
General & administrative	21,182	22,456	56,611	130,410	435,859
Impairment on loan receivable	––	284,122	––	284,122	284,122
Total Operating expenses	21,182	306,578	56,611	414,532	736,981

Net (Loss) from Operations	$(21,182)	$(306,578)	$(56,611)	$(414,532)	$(736,981)

Other income (expense)
Interest income	––	6,356	––	18,584	29,901
Interest expense	(8,164)	(7,588)	(23,969)	(21,631)	(65,402)
Total Other income (expense)	(8,164)	(1,232)	(23,969)	(3,047)	(35,501)

NET (LOSS)	$(29,346)	$(307,810)	$(80,580)	$(417,579)	$(772,482)
Weighted Average Shares Common Stock Outstanding	15,850,000	15,850,000	15,850,000	15,850,000
Net Loss Per Share (Basis and Fully Dilutive)	$(0.00)	$(0.02)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Jan. 19, 1999
			(Inception)
	For the nine months ended		through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(80,580)	$(417,579)	$(772,482)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of stock for services rendered	––	––	500
Write off mineral claims	––	––	12,000
Changes in:
Loan receivable	––	(17,619)	(29,901)
Impairment of loan receivable	––	284,122	284,122
Accounts payable and accrued liabilities	36,496	95,686	291,915
Accrued interest payable	23,969	21,632	65,402

Net cash used in operating activities	(20,115)	(33,759)	(148,444)

Cash flows from investing activities
Purchase mineral claims	––	––	––
Loan receivable principal advance	––	––	(254,221)

Net cash used in investing activities	––	––	(254,221)

Cash flows from financing activities
Payment of stock subscription receivable	––	––	24,000
Issuance of common stock for cash	––	––	27,000
Proceeds from loans payable	19,660	42,000	356,767

Net cash provided by financing activities	19,660	42,000	407,767

Increase (decrease) in cash and cash equivalents	(455)	8,241	5,102

Cash and cash equivalents, beginning of period	5,557	11,412	––

Cash and cash equivalents, end of period	$5,102	$19,653	$5,102
target
Supplementary information
Interest paid	$––	$––	$––
Taxes Paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of High End Ventures, Inc. (the “Company”) for the three and nine months ended June 30, 2009 and 2008 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of operations and cash flows for the nine months ended June 30, 2009 and 2008. The results of operations for the nine months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year period.

NOTE 2 - NATURE AND PURPOSE OF BUSINESS

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

The Company is currently without operations and has recently entered into a merger agreement discussed below which, in the event of the completion of the merger would provide an alternative business opportunity for the Company.

The Company has elected September 30 as the end of its fiscal year.

NOTE 3 - GOING CONCERN

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

NOTE 4 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of June 30, 2009, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the nine months ended June 30, 2009 the Company did not maintain cash deposits at financial institutions in excess of the limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Earnings per Share

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the period plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. At June 30 2009 and 2008 the Company did not have any potentially dilutive instruments outstanding.

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

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2009, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HIGH END VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

NOTE 5 - LOAN RECEIVABLE

The Company loaned Electrolinks $254,221, including principal and interest of $29,901 as of June 30, 2009 in anticipation of acquiring said entity as a wholly owned subsidiary. The agreement to complete that transaction has since been abandoned and these loans receivable from Electrolinks are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by Electrolinks, management has decided to impair the value of these loans as of June 30, 2009.

NOTE 6 - MINERAL CLAIM

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
June 30, 2009

the previous owner of the claim. Management has made a determination that the cost of the mineral claim will not be recovered and therefore the purchase price of $17,000 was charged to current operations as exploration costs in 2006.

NOTE 7 - SHORT TERM LOANS PAYABLE - RELATED PARTY TRANSACTIONS

The Company has borrowed $331,660 and $25,000 from third parties to assist with working capital needs. The loan of $331,660 originated from a company affiliated with our current executive officer and director and bears interest at a rate of 10%. At June 30, 2009 interest of $65,402 had been accrued on this loan. The loan of $25,000 is an interest free, unsecured, demand loan. The Company’s sole executive officer has unpaid fees in the amount of $22,500 at June 30, 2009.

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

NOTE 9 – MATERIAL AGREEMENT

On June 30, 2009 (the “Signing Date”), High End Ventures, Inc. (the “Company”) entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger ”) with Asia America Equity Exchange LLC (“AAEE”), a Delaware limited liability company and Slenda Chan, Member and Manager of AAEE.

Pursuant to the Agreement, the Company agreed to issue to AAEE members 18,000,000 post reverse split shares, based on a 1 for 25 reverse stock split of its common stock (the “Shares”), in exchange for 100% of the ownership of AAEE.

The closing of the Agreement and Plan of Merger is conditioned, among other things, on the re-negotiation of certain outstanding obligations of the Company including officers and director’s compensation, notes and amounts payable to officers and directors and third party loans outstanding.

Upon the closing of the Share Exchange Agreement, and the delivery of an information statement to all shareholders of the Company pursuant to SEC Rule 14(c), the designees of AAEE will be appointed as a members of the board of directors of High End Ventures and Kurt Dalmata will resign all positions with the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is September 30. All information presented herein is based on the three and nine month periods ended June 30, 2009.

Overview

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

The Company is currently without operations and has recently entered into a merger agreement discussed below which, in the event of the completion of the merger would provide an alternative business opportunity for the Company.

On June 30, 2009, the Company entered into an Agreement and Plan of Merger dated June 30, 2009 (the “Merger Agreement”), with Asia America Equity Exchange, LLC, a Delaware limited liability company (“AAEE”). Pursuant to the terms of the Merger Agreement, the Company shall issue to the members of AAEE such number of shares of common stock that equal approximately 92% of the issued and outstanding shares of Registrant (the “Merger Shares”) at closing of the Merger Agreement. In consideration for the issuance of the Merger Shares, the Company shall receive 100% of the outstanding membership interests of AAEE.

Upon the closing of the Merger Agreement, the officers and directors of the Company have agreed to resign from serving on the Company's board of directors and as officers of the Company, respectively. AAEE shall appoint Leonardo Riera, Richard Muller, Jia Mao, Yue Zhao and Liang Yu as new directors to serve on the board.

In addition, the closing of the Merger Agreement is subject to conditions to closing, including, but not limited to, (1) completion of a reverse split of the Company’s issued and outstanding shares of common stock, (2) agreements with the Company’s debt holders for conversion of all of the Company’s outstanding debt into common stock of the Company, and (3) approval of the Merger Agreement by the members of AAEE and the shareholders of the Company. The merger provides that the closing date shall be on such date as all conditions to the Merger Agreement have been satisfied or waived, or on such other date as is mutually agreed upon by Registrant and AAEE, but in no event later than September 30, 2009.

AAEE is a limited liability company organized in the State of Delaware on May 28, 2008. AAEE is a development stage company. AAEE’s strategy is to build a comprehensive equity exchange platform and inter-hemisphere business network that will link client members located in the North, South and Central America and Caribbean regions to extensive venture partnerships, asset and equity exchanges and investment opportunities present in the Asian markets. AAEE has been working for the past year on developing such a platform and integrating the flow of information between China and the United States.

AAEE is the “Exclusive Representative for the Americas” of an agency of the Chinese Government, known as the China Beijing Equity Exchange (“CBEX”) pursuant to a Memorandum of Understanding with CBEX.  Based in Beijing, the capital city of China, CBEX is the largest of four Equity Exchanges in China, and serves as a conduit to over one hundred fifty of the largest Chinese State Owned Enterprises (SOE), and more than 4,000 active institutional investors. The equity exchanges were originally established in China with the purpose of facilitating the transparent privatization of assets owned by the State and held in companies designated as SOEs.

CBEX has recently formalized a decision to extend its reach by making available to foreign investors its extensive experience and equity exchange platform and to provide for its members an essential link to international investment and foreign trade opportunities. AAEE believes it is uniquely positioned to participate in the flow of transactions expected to occur as part of the globalization, integration, and diversification process to be conducted by major Chinese entities.

A copy of the Merger Agreement is filed as an Exhibit to this report. The description of the transactions contemplated by the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated by this reference.

The Company’s plan of operation assuming the closing of the merger, will require $3,000,000 in funding over the next 12 months which funding is not currently available. Additionally, we will require more than $250,000 to satisfy amounts payable which funding is currently not available. The required funds are needed for salaries for officers and employees that may be hired together with working capital for travel, offices and expenses anticipated as being needed to begin the execution of the new business plan.

Results of Operations

During the nine month period ended June 30, 2009 our operations were focused on (i) identifying a prospective business opportunity for merger or acquisition, and (ii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next six months of operation assuming the closing with Asia America and no revenues for the next 12 months if we do not complete the merger. Accordingly, we expect to continue to operate at a loss for the near term.

Revenues

The Company has not generated revenues since inception. The Company expects to incur losses through the fiscal year ended 2009 and, due to the nature of our search for a suitable business opportunity for development and conditions to closing the Merger Agreement, we cannot determine whether we will ever generate revenues from operations.

Net Losses

For the period from January 19, 1999, date of inception, until June 30, 2009, the Company incurred a net loss of $743,136. Net losses for the three months ended June 30, 2009 were $28,198 as compared to $45,204 for the three months ended June 30, 2008. Net losses for the six months ended June 30, 2009 were $51,234 as compared to $109,769 for the six months ended June 30, 2008. The Company’s net losses are primarily attributable to operating expenses and loan impairment. Our operating expenses include exploration costs and general and administrative expenses. General and administrative expenses include professional and consulting fees, compensation costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to a decrease in general and administrative expenses.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry forward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

As of June 30, 2009, the Company had current and total assets of $4,720 and a working capital deficit of $679,636. Our assets consist of solely of cash on hand. The Company had current and total liabilities of $684,356, consisting of $276,226 in accounts payable, $57,238 in interest payable, and $350,892 in loans payable. Net stockholders’ deficit in the Company was $679,636 at June 30, 2009.

Cash flow used in operating activities was $142,951 for the period from inception to June 30, 2009. Cash flow used in operating activities for the nine months ended June 30, 2009 was $14,622 as compared to $24,432 for the six months ended June 30, 2008. Cash flow used in operating activities in the current period can be attributed to net losses.

Cash flow used in investing activities was $254,221 for the period from inception to June 30, 2009. Cash flow used in investing activities for the nine months ended June 30, 2009 and 2008 was $0.

Cash flow provided by financing activities was $401,892 for the period from inception to June 30, 2009. Cash flow provided by financing activities for the nine months ended June 30, 2009 was $13,785 as compared to $25,000 for the six months ended June 30, 2008. Cash flow provided by financing activities in the current period was due to proceeds from loans payable.

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

Off Balance Sheet Arrangements

As of June 30, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have noted substantial doubt as to our ability to continue as a going concern as a result of our dependence on raising capital to sustain operations, our failure to establish profitable operations, and an accumulated deficit of $691,902 at September 30, 2008. Such deficit has increased to $743,136 as of June 30, 2009. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) obtaining funding from private placement sources, (ii) obtaining additional funding from the sale of the Company’s securities, (iii) establishing revenues from prospective business opportunities, and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

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

•

the sufficiency of our capital resources;

•

our ability to raise capital to fund cash requirements for future operations;

•

uncertainty related to the Company’s future business projects;

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

Stock -Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share -Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock -Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock -based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. The Company has failed to timely file certain reports on Form 8-K disclosing (1) entry into a material definitive agreement and (2) appointment of a new director..

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On June 30, 2009, High End Ventures, Inc., the Company entered into an Agreement and Plan of Merger dated June 30, 2009 (the “Merger Agreement”), with Asia America Equity Exchange, LLC, a Delaware limited liability company (“AAEE”). Pursuant to the terms of the Merger Agreement, the Company shall issue to the members of AAEE such number of shares of common stock that equal approximately 92% of the issued and outstanding shares of Registrant (the “Merger Shares”) at closing of the Merger Agreement. In consideration for the issuance of the Merger Shares, the Company shall receive 100% of the outstanding membership interests of AAEE.

Upon the closing of the Merger Agreement, the officers and directors of the Company have agreed to resign from serving on the Company's board of directors and as officers of the Company, respectively. AAEE shall appoint Leonardo Riera, Richard Muller, Jia Mao, Yue Zhao and Liang Yu as new directors to serve on the board.

In addition, the closing of the Merger Agreement is subject to conditions to closing, including, but not limited to, (1) completion of a reverse split of the Company’s issued and outstanding shares of common stock, (2) agreements with the Company’s debt holders for conversion of all of the Company’s outstanding debt into common stock of the Company, and (3) approval of the Merger Agreement by the members of AAEE and the shareholders of the Company. The merger provides that the closing date shall be on such date as all conditions to the Merger Agreement have been satisfied or waived, or on such other date as is mutually agreed upon by Registrant and AAEE, but in no event later than September 30, 2009.

AAEE is a limited liability company organized in the State of Delaware on May 28, 2008. AAEE is a development stage company. AAEE’s strategy is to build a comprehensive equity exchange platform and inter-hemisphere business network that will link client members located in the North, South and Central America and Caribbean regions to extensive venture partnerships, asset and equity exchanges and investment opportunities present in the Asian markets. AAEE has been working for the past year on developing such a platform and integrating the flow of information between China and the United States.

AAEE is the “Exclusive Representative for the Americas” of an agency of the Chinese Government, known as the China Beijing Equity Exchange (“CBEX”) pursuant to a Memorandum of Understanding with CBEX.  Based in Beijing, the capital city of China, CBEX is the largest of four Equity Exchanges in China, and serves as a conduit to over one hundred fifty of the largest Chinese State Owned Enterprises (SOE), and more than 4,000 institutional investors. The equity exchanges were originally established in China with the purpose of facilitating the transparent privatization of assets owned by the State and held in companies designated as SOEs.

CBEX has recently formalized a decision to extend its reach by making available to foreign investors its extensive experience and equity exchange platform and to provide for its members an essential link to international investment and foreign trade opportunities. AAEE believes it is uniquely positioned to participate in the flow of transactions expected to occur as part of the globalization, integration, and diversification process to be conducted by major Chinese entities.

A copy of the Merger Agreement is filed as an Exhibit to this report. The description of the transactions contemplated by the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated by this reference.

Effective July 31, 2009, the Company’s board of directors increased the number of seats on the board of directors from one to two and appointed Slenda Chen to fill the vacancy created on the board. Slenda Chen, age 39, was born in Shanghai and educated under Chinese, British, and American School systems. Her career includes experience in the hospitality and real estate marketing fields. She has held leadership positions with several world-renowned organizations, including the Marriott and Fairmont Hotel corporations, and is founder of the Atlantic International Group (AIG), the first international real estate sales and marketing firm promoting North American real estate in major Asian markets. She is actively involved in international business development to link the two continents, and has organized several trade missions to China, including two such undertakings for business investors and government leaders in Broward County, Florida. Ms. Chan holds a B.S. in Hospitality and Marketing and an Executive MBA from Florida International University. She currently holds the position of Director of the Florida-China Chamber of Commerce, is a member of the Asian American Chamber of Commerce, and is on the FIU-EMBA (Executive MBA) Board of Advisors. The South Florida Business Journal also recognized her as the “2007 ULTIMATE CEO” of Miami. For the past five years Ms. Chan has been working with various Chinese companies and state agencies to develop a plan for the expansion of Chinese business and investment in the western hemisphere though both Atlantic International and Asia America Equity Exchange.

ITEM 6.

EXHIBITS

Exhibit	Description
2	Merger Agreement and Plan of Merger dated as of June 30, 2009 (filed herein).
3(i) *	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form SB-2 filed with the Commission on May 9, 2006).
3(ii) *	By-laws of the Company (incorporated herein by reference from Exhibit No. 3(ii) of the Company's Form SB-2 as filed with the Commission on May 9, 2006).
14 *	Code of Ethics, adopted as of December 21, 2007 (incorporated by reference from the Form 10-KSB filed with the Commission on December 26, 2007).
31

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002 (filed herein).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (filed herein).

———————

*

Incorporated by reference to previous filings of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High End Ventures, Inc.	Date

/s/ KURT DALMATA	August 14, 2009
Kurt Dalmata
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director